Form 10KSB
period 1996-12-31
BRIDGE VIEW BANCORP
filed 1997-03-31
CIK 1022809

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                          -----------------

                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                               -------    --------

                         Commission file number 1-12165
                                                -------

                               BRIDGE VIEW BANCORP
--------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

              New Jersey                                 22-3461336
   ---------------------------------              --------------------------
     (State or other jurisdiction                      (I.R.S. employer
    of incorporation or organization)                 identification no.)

457 Sylvan Avenue, Englewood Cliffs, NJ                      07632
---------------------------------------                   -----------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code (201) 871-7800
                                               --------------
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:             Name of each exchange on which registered:

Common Stock, No Par Value       American Stock Exchange
--------------------------       ------------------------
Securities registered pursuant to Section 12(g) of the Exchange Act:  None.


     Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. ( )

     The aggregate market value of the voting stock held by non-affiliates of the Issuer as of February 3, 1997, was $22,177,025.

     The number of shares of the Issuer's Common Stock, no par value, outstanding as of February 3, 1997, was 1,051,269.

     For the fiscal year ended December 31, 1996, the Issuer had total revenues of $8,663,000.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE



      10-KSB Item                            Document Incorporated


-------------------------------------------------------------------------------
Item 9.   Directors and Executive        Proxy Statement for 1997 Annual
          Officers of the Company;       Meeting of Shareholders to be
          Compliance with Section        filed no later than April 29, 1997
          16(a) of the Exchange Act
-------------------------------------------------------------------------------

Item 10.  Executive Compensation         Proxy Statement for 1997 Annual
                                         Meeting of Shareholders to be
                                         filed no later than April 29, 1997
-------------------------------------------------------------------------------

Item 11.  Security Ownership of          Proxy Statement for 1997 Annual
          Certain Beneficial Owners      Meeting of Shareholders to be
          and Management                 filed no later than April 29, 1997
-------------------------------------------------------------------------------

Item 12.  Certain Relationships and      Proxy Statement for 1997 Annual
          Related Transactions           Meeting of Shareholders to be
                                         filed no later than April 29, 1997
-------------------------------------------------------------------------------

                                     PART I

Item 1. Description of Business


General

     Bridge View Bancorp (the "Company" or "Registrant") is a one- bank holding company incorporated under the laws of the State of New Jersey in May, 1996 to serve as a holding company for Bridge View Bank (the "Bank"). The Company was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank. Pursuant to the New Jersey Banking Act of 1948, as amended (the "Banking Act"), and pursuant to approval of the shareholders of the Bank, the Company acquired the Bank and became its holding company on December 6, 1996. As part of the Acquisition, shareholders of the Bank received two shares of common stock, no par value ("Common Stock") of the Company for each outstanding share of the common stock of the Bank, $5.00 per share par value ("Bank Common Stock"). The only significant activities of the Company are the ownership and supervision of the Bank. The Company's main office is located at 457 Sylvan Avenue, Englewood Cliffs, Bergen County, New Jersey 07632.

     The Bank is a commercial bank formed under the laws of the State of New Jersey on October 11, 1988. The Bank operates from its main office at 457 Sylvan Avenue, Englewood Cliffs, New Jersey 07632, and its three branch offices located at 1605 Lemoine Avenue, Fort Lee, New Jersey 07024, 115 River Road, Edgewater, New Jersey 07020, and 899 Palisade Avenue, Fort Lee, New Jersey 07024.

     The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC and the New Jersey Department of Banking and Insurance (the "Department"). The principal executive offices of the Company are located at 457 Sylvan Avenue, Englewood Cliffs, New Jersey 07632, and the telephone number is (201) 871-7800.


Business of the Company

     The Company's primary business is ownership and supervision of the Bank. The Company, through the Bank, conducts a traditional commercial banking business, accepting deposits from the general public, including individuals, businesses, non-profit corporations and governmental units within its trade area. The Bank makes commercial loans, consumer loans and both residential and commercial real estate loans. In addition, the Bank provides other customer services and makes investments in securities, as permitted by law. The Bank has sought to offer an alternative, community- oriented style of banking in an area which at present is mainly dominated by larger, statewide and national institutions. The Bank has sought to be a positive force in the area by assisting in the development of the residential sector, by serving the needs of small and medium-sized businesses and the local professional community, and by meeting the requirements of individuals residing, working and shopping in the Bank's eastern Bergen County, New Jersey market area by extending consumer, commercial and real estate loans and by offering depository services. The Bank believes that the following attributes of the Bank have made the Bank attractive to local business people and residents:

     * competitively priced services;

     * full-service business hours of 7:00 a.m. to 7:00 p.m. weekdays and 9:00 a.m. to 1:00 p.m. Saturdays;

     * direct access to Bank management by members of the community, whether during or after business hours;

     * local conditions and needs are taken into account by the Bank when deciding loan applications and making other business decisions affecting members of the community;

     * responsiveness of the Bank's personnel for requests for information and services by depositors and others; and

     * positive involvement of the Bank in the community affairs of eastern Bergen County.

     Since opening in 1990, the Bank has established three branches in addition to its main office. The Bank expects to continue to seek additional strategically-located de novo branch locations within the Bank's eastern Bergen County trade area. Particular emphasis will be placed on presenting an alternative banking culture in communities which are dominated by larger non-local competitors and where no community banking approach exists and in locations which the Bank perceives to be economically emerging.

Service Area

     The Company's service area primarily consists of the greater area of Bergen County and the northern portion of Hudson County, although the Company makes loans throughout New Jersey. The Company operates its main office in Englewood Cliffs, New Jersey and three branch offices in Fort Lee and Edgewater, New Jersey.

Competition

     The Company operates in a highly competitive environment competing for deposits and loans with commercial banks, thrifts and other financial institutions, many of which have greater financial resources than the Company. Many large financial institutions in New York City and other parts of New Jersey compete for the business of New Jersey residents located in the Company's service area. Certain of these institutions have significantly higher lending limits than the Company and provide services to their customers which the Company does not offer. In addition, the Company's competitors generally have established positions in the Service Area and have greater resources than the Company with which to pay for advertising, physical facilities, personnel and interest on deposited funds.

     Management believes the Company is able to compete on a substantially equal basis with its competitors because it provides responsive personalized services through managements' knowledge and awareness of the Company's service area, customers and business.

Employees

     At December 31, 1996, the Company employed 39 full-time employees and 6 part-time employees. None of these employees are covered by a collective bargaining agreement and the Company believes that its employee relations are good.

                           SUPERVISION AND REGULATION

     Bank holding companies and banks are extensively regulated under both federal and state law. These laws and regulations are intended to protect depositors, not stockholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank.

Bank Holding Company Regulation

     General. As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), the Company is subject to the regulation and supervision of the FRB. The Company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the FRB determines to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

     The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to: (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares), or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti- competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served, when reviewing acquisitions or mergers.

     Additionally, the BHCA prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries; unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such determinations, the FRB is required to weigh the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default. Under a policy of the FRB with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     Capital Adequacy Guidelines for Bank Holding Companies. The FRB has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

     The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. For bank holding companies with less than $150 million in consolidated assets, the guidelines will be applied on a bank-only basis unless: (a) the parent bank holding company is engaged in non-bank activity involving significant leverage, or (b) the parent company has a significant amount of outstanding debt that is held by the general public. The minimum ratio of total capital to risk- weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be "Tier I," consisting of common stockholders' equity and certain preferred stock, less certain goodwill items and other intangible assets. The remainder, "Tier II Capital" may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by- case basis or as a matter of policy after formal rule-making).

     Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighing. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations, are given a 100% risk-weighting. Transaction related contingencies such as bid bonds, standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity or more than one year) have a 50% risk-weighting. Short term commercial letters of credit have a 20% risk-weighting and certain short-term unconditionally cancelable commitments have a 0% risk-weighting.

     In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum.

Bank Regulation

     As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision and control of the Department. As an FDIC-insured institution, the Bank is subject to regulation, supervision and control of the FDIC, an agency of the federal government. The regulations of the FDIC and the Department impact virtually all activities of the Bank, including the minimum level of capital the Bank must maintain, the ability of the Bank to pay dividends, the ability of the Bank to expand through new branches or acquisitions and various other matters.

     Insurance of Deposits. The Bank's deposits are insured up to a maximum of $100,000 per depositor under the BIF. The Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA") effected a major restructuring of the federal regulatory framework applicable to depository institutions and deposit insurance. FDICIA requires the FDIC to establish a risk-based assessment system for all insured depository institutions. Under this legislation, the FDIC has established an insurance premium assessment matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator. Under the matrix as currently in effect, the assessment date ranges from 0 to 31 basis points of assessed deposits, with those institutions at the low end of the assessment schedule paying only a statutory mandated $2,000 premium.

     Dividend Rights. Under the Banking Act, a bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the bank will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank's surplus.

     Recent Regulatory Enactments. On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Deposit Act") became law. The primary purpose of the Deposit Act is to recapitalize the Savings Association Insurance Fund of the FDIC (the "SAIF") by charging all SAIF member institutions a one-time special assessment. The Deposit Act will lead to equalization of the deposit insurance assessments between BIF and SAIF insured institutions, and will also separate out from insurance assessments payments required for debt service and principal repayment on bonds issued by the Federal Finance Corporation ("FICO") in the mid-1980s to fund a portion of the thrift bailout. Under the Deposit Act, BIF-insured institutions like the Bank will, for the first time, be required to pay a portion of the obligations owed under the FICO bonds. SAIF institutions will be required to pay
6.4 basis points on assessed deposits while BIF institutions will only be required to pay 1.3 basis points on assessed deposits. This disparity will stay in effect until such time as the federal thrift and commercial bank charters are merged and the deposit insurance funds are thereafter merged. Under the Deposit Act, this may occur by January 1, 1999. At that time, all federally insured institutions should have the same total FDIC assessment.

     On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act (the "Interstate Act") was enacted. The Interstate Act generally enhances the ability of bank holding companies to conduct their banking business across state borders. The Interstate Act has two main provisions. The first provision generally provides that, commencing on September 29, 1995, bank holding companies may acquire banks located in any state regardless of the provisions of state law. These acquisitions are subject to certain restrictions, including caps on the total percentage of deposits that a bank holding company may control both nationally and in any single state. New Jersey law currently allows interstate acquisitions by bank holding companies whose home state has "reciprocal" legislation which would allow acquisitions by New Jersey-based bank holding companies.

     The second major provision of the Interstate Act permits, beginning on June 1, 1997, banks located in different states to merge and continue to operate as a single institution in more than one state. States may, by legislation passed before June 1, 1997, opt out of the interstate bank merger provisions of the Interstate Act. In addition, states may elect to opt in and allow interstate bank mergers prior to June 1, 1997.

     A final provision of the Interstate Act permits banks located in one state to establish new branches in another state without obtaining a separate bank charter in that state, but only if the state in which the branch is located has adopted legislation specifically allowing interstate de novo branching.

     In April, 1996, the New Jersey legislature passed legislation which would permit interstate bank mergers prior to June 1, 1997, provided that the home state of the institution acquiring the New Jersey institution permits interstate mergers prior to June 1, 1997. In addition, the legislation permits an out-of-state institution to acquire an existing branch of a New Jersey-based institution, and thereby conduct a business in New Jersey. The legislation does not permit interstate de novo branches. This legislation is likely to enhance competition in the New Jersey marketplace as bank holding companies located outside of New Jersey become freer to acquire institutions located within the state of New Jersey.

Item 2.  Description of Property

     The Company conducts its business through its main office located at 457 Sylvan Avenue, Englewood Cliffs, New Jersey, and its three branch offices. The following table sets forth certain information regarding the Company's properties as of December 31, 1996.




                                  Leased                  Date of Lease
Location                         or Owned                  Expiration
--------                         --------                 -------------
457 Sylvan Avenue             Office Building              March 1999
Englewood Cliffs, NJ        Owned; Land Leased            (Land Lease)

1605 Lemoine Avenue              Leased                   November 1997
Fort Lee, NJ

115 River Road                   Leased                     April 2006
Edgewater, NJ

899 Palisade Avenue              Leased                   September 2001
Fort Lee, NJ



Item 3.  Legal Proceedings

     The Company and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. Management does not believe that there is any pending or threatened proceeding against the Company or the Bank which, if determined adversely, would have a material effect on the business, financial position or results of operations of the Company or the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted for a vote of the Registrant's shareholders during the Fourth Quarter of fiscal 1996.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

     Commencing on December 20, 1996, the Company's Common Stock began trading on the American Stock Exchange under the symbol "BVB." Prior to that time, the Common Stock was not traded on any recognized securities exchange. As of December 31, 1996, there were 460 stockholders of record of the Common Stock.

     The following table sets forth the high and low bid prices of the Common Stock for the fourth quarter of 1996, as reported on the American Stock Exchange, since December 20, 1996.

================================================================================
                                                             Bid
                                                       -----------------
--------------------------------------------------------------------------------
                                                                         Cash
                                                    High      Low      Dividend
--------------------------------------------------------------------------------
1996 Fourth Quarter
 (since December 20, 1996)                        $24.25     $19.75      None
--------------------------------------------------------------------------------

================================================================================

     The Company began paying quarterly dividends of $0.18 per share in January, 1996, as adjusted for the issue of two shares of Common Stock for each share of Bank Common Stock. Although the amount of dividends to be paid by the Company will be determined by the Board of Directors of the Company from time to time based upon the Company's earnings, capital needs, financial condition and other relevant factors, the Board of Directors of the Company currently intends to adhere to the dividend policy previously established by the Bank.

Item 6.  Management's Discussion and Analysis or Plan of Operation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's financial statements and the notes related thereto included herein. When necessary, reclassifications have been made to prior years' data throughout the following discussion and analysis for purposes of comparability with 1995 data.

                              OVERVIEW AND STRATEGY

     The Company was formed in 1996 to act as a holding company for the Bank which began full service operation as a commercial bank on March 15, 1990. The Company accepts deposits from the general public, including individuals, businesses, non-profit organizations and governmental units located primarily within its trade area. The Company makes commercial loans, consumer loans, residential and commercial real estate loans and issues both mastercard and visa credit cards. In addition, the Company provides other customer services and makes investments in securities, as permitted by law. The Company has sought to offer an alternative, community-oriented style of banking in an area presently dominated by larger, statewide and national institutions. The Company has sought to be a positive force in its area by assisting in the development of the residential sector; by serving the needs of small and medium-sized businesses and the local professional community, and by meeting the requirements of individuals residing, working and shopping in the Company's eastern Bergen County, New Jersey market area by extending consumer, commercial and real estate loans and by offering depository services. The Company believes that the following attributes of the Company have made the Company attractive to local business people and residents:

o    Competitively priced services;

o    Strategically located branch offices;

o Full service business hours of 7:00 am to 7:00 pm weekdays and 9:00 am to 1:00 pm Saturdays;

o Direct access to management by members of the community, whether during or after business hours;

o Local conditions and needs are taken into account when deciding loan applications and making other business decisions effecting members of the community;

o Responsiveness to requests for information and services by depositors and others; and

o    Positive involvement in the community affairs of eastern Bergen County.

     Since opening in 1990, the Bank has established three branches in addition to its main office. The bank expects to continue to seek additional strategically-located de novo branch locations within Bergen County. Particular emphasis will be placed on presenting an alternative banking culture in communities which are dominated by non-local competitors and where no community banking approach exists or in locations which the Company perceives to be economically emerging.

                              RESULTS OF OPERATIONS

     The Company's results of operations depend primarily on its net interest income, which is the difference between the interest earned on its interest-earning assets and the interest paid on funds borrowed to support those assets - primarily deposits. Net interest margin is the difference between the weighted average rate received on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, as well as the average level of interest-earning assets as compared with that of interest-bearing liabilities. Net income is also effected by the amount of non-interest income and other operating expenses.

                                   NET INCOME

     For the year ended December 31, 1996, net income increased by $309,000 or
25.0 % to $1,544,000 from $1,235,000 for the year ended December 31, 1995. The increase in net income is attributable to an increase in interest income of $1,492,000, or 23.4%; partially offset by a $480,000, or 26.0 % increase in interest expense. The increase in interest income was primarily attributable to an increase of 36.6% in total loans and a 56.1% increase in investment securities. In addition to the increase in net interest income, non-interest income, consisting primarily of service charges on deposit accounts, increased by $215,000 or 37.2%. The yield remained relatively stable, with the average yield on interest earning assets increasing to 7.95% for the year ending December 31, 1996 as compared to 7.94% for the year ending December 31, 1995. The volume increases in the bank's loan and securities portfolio were primarily funded through deposit growth.

     Interest expense rose $480,000 or 26.0% for the year ending December 31, 1996 compared to the year ended December 31, 1995. This increase is attributable to an increase in interest-bearing deposits of $35,000,000 or 56.5% compared to the December 31, 1995 interest bearing deposits.

     Operating expenses increased by $611,000 or 20.3% for the year ended December 31, 1996 compared to 1995. These increases reflect the Company's continued growth, the addition of two new branch offices during the second half 1996 and administrative expenses associated with formation of the bank holding company and listing of its stock on the American Stock Exchange.

     On a per share basis, primary earnings per share were $1.41 for the year ended December 31, 1996 as compared to $1.20 for the year ended December 31, 1995 and fully-diluted earnings per share were $1.29 for the full year 1996 as compared to $1.20 for the full year 1995.

     The following table sets forth certain information concerning certain of the Company's financial ratios at the periods presented:

                            12 month period   12 month period
                            ended 12/31/96    ended 12/31/95
                            --------------    ---------------

Return on Assets               1.42%              1.39%
Return on Equity              13.35%             12.12%
Dividend Payout               24.09%               .00%
Equity to Assets              10.62%             11.47%


                       COMPARATIVE AVERAGE BALANCE SHEETS

     The following table reflects the components of the Company's net interest income, setting forth for the periods presented herein, (1) average assets, liabilities and stockholder's equity, (2) interest income earned on interest-earning assets and interest expenses paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company's net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities) and (5) net yield on interest-earning assets. Rates are computed on a taxable equivalent basis.


                                                                   Year Ended December 31,
                                                          -------------------------------------------------
                                                          1996                                     1995
                                                                      Average                                  Average
                                                          Interest    Rates                        Interest    Rates
                                           Average        Income      Earned/        Average       Income      Earned/
Assets                                     Balance        Expense     Paid           Balance       Expense     Paid
------                                     -------        -------     -------        -------       --------    --------
                                                                    (Dollars in Thousands)
Interest-earnings Assets:
Taxable Loans (net of
  unearned income)                       $ 65,690         $5,961       9.07%          $50,181       $4,712      9.39%
Tax-Exempt Securities                       6,668            429       6.43%            3,822          250      6.54%
Taxable Investment
Securities                                 21,974          1,290       5.87%           22,410        1,207      5.39%
Federal Funds Sold                          6,426            339       5.28%            4,997          294      5.88%
                                          -------         ------       -----         --------       ------      -----
Total Interest-earnings
  Assets                                  101,050          8,038       7.95%           81,410        6,463      7.94%
                                          -------                                      ------
Non-interest earnings
  Assets                                    8,617                                       8,081
Allowance for Possible
  Loan Losses                               (797)                                        (695)
                                          - -----                                     -------
TOTAL ASSETS                             $108,870                                     $88,796
                                         ========                                     =======

Liabilities and Shareholder's Equity
Interest-Bearing Liabilities
NOW Deposits                             $ 15,134            166       1.10%           $12,381         173      1.40%
Savings Deposits                           13,212            284       2.15%            14,345         347      2.42%
Money Market Deposits                      11,879            259       2.18%            10,770         260      2.41%
Time Deposits                              33,159          1,601       4.83%            22,425       1,065      4.75%
Short Term Borrowings                         245             14       5.71%                 -           -          -
                                          -------         ------      ------         ---------      ------    -------
Total Interest Bearing
  Liabilities                            $ 73,629          2,324       3.16%           $59,921       1,845      3.08%

Non-Interest Bearing Liabilities
Demand Deposits                            23,218                                      18,108
Other Liabilities                             461                                         577
                                         --------                                      ------
Total Non-Interest
  Bearing Liabilities                      23,679                                      18,685
Shareholders' Equity                       11,562                                      10,190
Total Liabilities and
  Shareholders' Equity                   $108,870                                     $88,796
                                         ========                                     =======

Net Interest Income                                       5,714                                      4,618
Net Interest Rate Spread                                               4.79%                                    4.86%
Net Interest Margin                                                    5.65%                                    5.67%
Rate of Interest Earnings
Assets to Interest-Bearing
  Liabilities                                              1.37                                                     1.36


     The following table presents, by category, the major factors that contributed to the changes in net interest income for each of the years ended December 31, 1996 and 1995. Amounts have been computed on a fully tax-equivalent basis, assuming a federal tax rate of 39%.

                                                 Year Ended December 31,
                                                 1996 versus 1995
                                                 -----------------
                                                 Increase (Decrease)
                                                 due to
                                                 change in
                              Average Volume     Average Rate             Net
                              --------------     ------------             ---
                                          (in Thousands)
Interest Income:
Taxable Loans
(net of unearned income)         $1,460           (211)                  $1,249
Tax Exempt Securities               186             (7)                     179
Taxable Investment Securities       (24)           107                       83
Federal Funds Sold                   83            (38)                      45
Federal Home Loan Bank Stock          0             19                       19
                                 ------           ----                   ------
TOTAL INTEREST INCOME            $1,705           (130)                  $1,575
                                 ======           ====                   ======

Interest Expense:
NOW Deposits                         39            (46)                      (7)
Savings Deposits                    (27)           (36)                     (63)
Money Market Deposits                45            (46)                      (1)
Time Deposits                       509             27                      536
Net Term Borrowings                   0             14                       14
                                 ------           ----                   ------
TOTAL INTEREST EXPENSE              566            (87)                     479
                                 ======           ====                   ======

Increase/Decrease in
Net Interest Income              $1,139            (43)                   1,096
                                 ======           ====                   ======

PROVISIONS FOR LOAN LOSSES

     For the year ended December 31, 1996, the Company's provision for loan losses was $193,000, an increase of $101,000 over the provision of $92,000 for the year ended December 31, 1995. The increased provisions reflect the continued growth in the loan portfolio.

OTHER INCOME

     Other income, which was primarily attributable to service fees received from deposit accounts, amounted, for the year ended December 31, 1996, to $793,000, an increase of $215,000 over the $578,000 received during the year ended December 31, 1995. This increase is primarily related to the increasing level of deposits.

OTHER EXPENSES

     Other expenses for the year ended December 31, 1996 amounted to $3,615,000, an increase of $611,000 over the $3,004,000 for the year ended December 31, 1995. These increases are related primarily to staff additions, occupancy and advertising attributable to the Company's two new branches, administrative expenses associated with the formation of the bank holding company and listing of the company's stock on the American Stock Exchange and customary increases in salary and employee benefits, occupancy expenses and data processing fees commensurate with the bank's continued growth.

INCOME TAX EXPENSE

     The income tax provision, which includes both federal and state taxes for the years ended December 31, 1996 and 1995 was $987,000 and $781,000 respectively. Increase in income taxes was primarily attributable to increases in income before taxes in both periods reported.

                               FINANCIAL CONDITION

     At December 31, 1996 the Company's total assets were $139,060,000 compared to $96,794,000 at December 31, 1995. Total loans increased to $76,718,000 at December 31, 1996 from $56,141,000 for the year ended 1995. Total deposits at year end 1996 were $126,333,000, increased from $85,225,000 at December 31, 1995.

LOAN PORTFOLIO

     At December 31, 1996 the Company's total loans were $76,718,000, an increase of $20,577,000 or 36.6% over total loans at December 31, 1995. The increase in the loan portfolio represents increased penetration of the local small business market. Management believes that the Company's success in penetrating this market is attributable to the fact that through mergers and acquisitions, the Company's trade area is now primarily served by large institutions frequently headquartered out of state. Management believes that it is not cost efficient for these larger institutions to provide the level of personal service to small business borrowers that the Company provides.

     The Company's loan portfolio consists of commercial and industrial loans, real estate loans and consumer loans. Commercial and industrial loans are made for the purpose of providing working capital, financing the purchase of equipment or inventory and for other business purposes. Real estate loans consist of loans secured by commercial or residential real property and loans for the construction of commercial or residential property. Consumer loans are made for the purpose of financing the purchase of consumer goods, home improvements and other personal needs, and are generally secured by the personal property being purchased.

     The Company's loans are primarily to businesses and individuals located in eastern Bergen County, New Jersey. The Company has not made loans to borrowers outside of the United States. Commercial lending activities are focused primarily on lending to small business borrowers. The Company believes that its strategy of customer service, competitive rate structures and selective marketing have enabled the Company to gain market entry to local loans. Bank mergers and lending restrictions at larger banks competing with the Company have also contributed to the Company's efforts to attract borrowers.

     The following table sets forth the classification of the Company's loans by major category as of December 31, 1996 and 1995 respectively:

                                     December 31, 1996     December 31, 1995
                                     -----------------     -----------------
                                      Amount   Percent     Amount   Percent
                                      ------   -------     ------   -------
                                            (Dollars in Thousands)
Commercial and Industrial             12,555    16.4%      11,295    20.1%
Real Estate:
         Non-Residential Properties   23,000    30.0%      13,893    24.7%
         Residential Properties       37,706    49.1%      28,164    50.2%
         Construction                  1,752     2.3%       1,320     2.4%
Consumer                               1,705     2.2%       1,469     2.6%
                                      ------    ----       ------    -----
TOTAL LOANS                           76,718     100%      56,141     100%

     The following table sets forth fixed and adjustable rate loans as of December 31, 1996 in terms of interest rate sensitivity:

                               Within     1 to 5      After
                              One Year    Years      5 Years   Total
                              --------    ------     -------   ------
Loans with Fixed Rate          3,175      36,609      3,102    42,886
Loans with Adjustable Rate    28,892       4,940        -0-    33,832

ASSET QUALITY

     The Company's principal assets are its loans. Inherent in the lending function is the risk of the borrower's inability to repay a loan under its existing terms. Risk elements include non-accrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned.

     Non-performing assets include loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more. When a loan is classified as non-accrual, interest accruals discontinue and all past due interest, including interest applicable to prior years, is reversed and charged against current income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of such payments as interest.

     The Bank attempts to minimize overall credit risk through loan diversification and its loan approval procedures. Due diligence begins at the time a borrower and the Company begin to discuss the origination of a loan. Documentation, including a borrower's credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source and timing of the repayment of the loan, and other factors are analyzed before a loan is submitted for approval. Loans made are also subject to periodic review.

     The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:

                       Non-Performing Loans (in thousands)

                                                     December 31,
                                             -----------------------------
                                             1996                     1995
                                             ----                     ----
Non-accrual loans                             0                       $163
Non-accrual loans to total loans              0                       0.29%
Non-performing assets to total assets         0                       0.17%
Allowance for possible loan losses as
a percentage of non-performing loans         N/A                       424%

     As of December 31, 1996 the Company has no non-performing loans; one home equity line of credit past due more than 90 days, totaling $125,000 and no restructured loans. The $163,000 in non-accrual loans at December 31, 1995 represents one non-accrual mortgage which is classified as REO as of December 31, 1996 and has been written down to $139,000.

     Other than as disclosed above, there were no loans where information about possible credit problems of borrowers causes management to have serious doubts as to the ultimate collectibility of such loans.

     At the dates indicated in the above table, there were no concentrations of loans exceeding 10% of the Company's total loans and the Company had no foreign loans.

ALLOWANCE FOR LOAN LOSSES

     The Company attempts to maintain an allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the loan portfolio are analyzed on a continued basis by the Company's officers, by outside, independent loan review auditors and by the Company's audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net charge-offs (i.e. - loans judged to be uncollectible and charged against the reserve, less any recoveries on such loans.) Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions. In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additional provisions based on their judgments about information available to them at the time of their examination.

     The Company's allowance for possible loan losses totaled $861,000 and $692,000 at December 31, 1996 and 1995 respectively. This increase in allowance is due to continued increase in the loan portfolio. The following is a summary of the reconciliation of the allowance for loan losses for the years ended December 31, 1996 and 1995:

                                                    (in thousands)
                                                Year Ended December 31,
                                                 1996            1995
                                                 ----            ----

Balance at beginning of period                   $692            $626
Net charge offs                                   (24)            (26)
Provision charged to expense                      193              92
                                                 ----             ----
BALANCE AT END OF PERIOD                         $861             $692
                                                 ====             ====

Ratio of net charge offs to
average loans outstanding                        0.04%            0.05%

Balance of allowance at end of period as a
percent of loans at end of period                1.12%            1.23%

     The following table sets forth, for each of the Company's major lending areas, the amount and percentage of the Company's allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated:


                                          Allocation of the Allowance for Loan Losses by Category
                                                        (Dollars in Thousands)
                                                                December
                                  ---------------------------------------------------------------------
                                                  1996                           1995
                                  --------------------------------     --------------------------------
                                                          % of                                % of
                                  Amount    % of ALL   Total Loans     Amount   % of ALL   Total Loans
                                  ------    --------   -----------     ------   --------   ------------

Balance Applicable to:
Commercial & Industrial            $235       27.29%     25.43%         $167      24.13%    23.38%
Real Estate:
   Non-residential Property         238       27.64%     31.04%          156      22.54%    27.74%
   Residential Property             234       27.18%     39.02%          220      31.79%    43.98%
   Construction                      18        2.10%      2.28%           13       1.88%     2.30%
Consumer                             21        2.43%      2.23%           18       2.60%     2.60%
                                   ----       -----      -----          ----      -----     -----
Sub-total                          $746       86.64%       100%         $574      82.95%      100%
Unallocated Reserves                115       13.36%                     118      17.05%
                                   ----       -----                     ----      -----

Total                              $861         100%       100%         $692        100%      100%


INVESTMENT SECURITIES

     The Company maintains an investment portfolio to fund increased loan demand or deposit withdrawals and other liquidity needs and to provide an additional source of interest income. The portfolio is composed of U.S. Treasury Securities, obligations of U.S. Government Agencies and selected municipal and state obligations.

     The Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities," (SFAS115), effective January 1, 1994. Under SFAS115, securities are classified as securities held to maturity based on management's intent and the Company's ability to hold them to maturity. Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities, which are carried at market value. Realized gains and losses and gains and losses from marking the portfolio to market value are included in trading revenue. Securities not classified as securities held to maturity or trading securities are classified as securities available for sale, and are stated at fair value. Unrealized gains and losses on securities available for sale are excluded from results of operations, and are reported as a separate component of stockholders' equity, net of taxes. Securities classified as available for sale include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital or other similar requirements.

     Management determines the appropriate classification of securities at the time of purchase. At December 31, 1996 $27,517,000 of the Company's investment securities were classified as held to maturity and the remainder were classified as available for sale. At December 31, 1996 no investment securities were classified as trading securities.

     At December 31, 1996 total investment securities were $36,161,000, an increase from total investment securities of $24,410,000 at December 31, 1995. This increase in investment securities from year end 1995 to year end 1996 reflects increases in total deposits in excess of funds needed for new loan originations.

     The following table sets forth the carrying value of the Company's security portfolio as of the dates indicated:

     A comparative summary of investment securities available for sale as of the periods indicated: (in thousands)


                           Amortized Cost    Gross Unrealized Gains    Gross Unrealized Losses       Market Value
                           --------------    ----------------------    -----------------------       ------------
December 31, 1996:
U.S. Government and
Agency Obligations            $ 8,647                  15                       (18)                   $  8,644

December 31, 1995:
U.S. Government and
Agency Obligations              6,762                  38                       (20)                      6,780

     A comparative summary of investment securities held to maturity as of December 31; (in thousands)


                           Amortized Cost    Gross Unrealized Gains    Gross Unrealized Losses       Market Value
                           --------------    ----------------------    -----------------------       ------------
December 31, 1996:
U.S. Government and
Agency Obligations            $21,183                  48                       (37)                   $21,194
Municpal Obligations            6,334                  18                        --                      6,352
                              -------                  --                       ---                    -------
                              $27,517                  66                       (37)                   $27,546
                              =======                  ==                       ===                    =======

December 31, 1995:
U.S. Government and
Agency Obligations            $12,668                 120                       (11)                    12,777
Municipal Obligations           4,962                  28                        --                      4,990
                              -------                  --                       ---                    -------
                              $17,630                 148                       (11)                   $17,767
                              =======                 ===                       ===                    =======

     The following table sets forth as of December 31, 1996 and December 31, 1995 the maturity distribution of the Company's investment portfolio:



                   Maturity Schedule of Investment Securities
                                December 31, 1996
                                                             Securities Available
                     Investment Securities                        For Sale
                                         (in thousands)
               --------------------------------                 ----------------
                                       Weighted                           Weighted
               Amortized     Market    Average     Amortized    Market    Average
               Cost          Value     Yield       Cost         Value     Yield
               ---------     ------    ---------   ---------    ------    --------

Within
1 Year          15,702       15,723     6.06%       4,000        4,002     5.80%

1 to 5
Years           11,423       11,417     5.67%       4,647        4,642     5.86%

6 to 10
Years              392          406     9.12%           -           -          -
                ------       ------    -----       ------       -----      -----
                27,517       27,546                 8,647       8,644




                                December 31, 1995
                                                             Securities Available
                     Investment Securities                        For Sale
                                         (in thousands)
               --------------------------------                 ----------------
                                       Weighted                           Weighted
               Amortized     Market    Average     Amortized    Market    Average
               Cost          Value     Yield       Cost         Value     Yield
               ---------     ------    ---------   ---------    ------    --------

Within
1 Year           9,800        9,816      5.55%        4,011       4,020    5.72%

1 to 5
Years            7,439        7,539      6.22%        2,751       2,760     5.86%

6 to 10
Years              391          412      9.12%            -           -        -
                ------      -------     -----         -----       -----     ----
                17,630       17,767                   6,762       6,780


     The Company sold no securities from its portfolio during 1996. Proceeds from the sales of securities available for sale during the year ended December 31, 1995 were $2.9 million. Gross gains of $31,000 and gross losses of $36,000 were realized on those sales in 1995.

DEPOSITS

     Deposits are the Company's primary source of funds. The Company experienced a growth in average deposit balances of $18,573,000 or 23.8% to $96,602,000 for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This growth was accomplished through the third and fourth quarter 1996 addition of two branch offices; through the Company's emphasis on customer service, extended hours of operation, competitive rate structure and selective marketing. Among the increase in deposits, average time deposits grew 47.9% or $10,734,000 from 1995 to 1996 while average demand deposits, which are non-interest bearing, grew 28.2% or $5,110,000 during 1996 as compared to 1995. The aggregate amount of average non-interest bearing deposits totaled 24.0% of the Company's total deposits for the year ended December 31, 1996 as compared to 23.2% for the year ended December 31, 1995. The Company has no foreign deposits, nor are there any material concentrations of deposits.

     The following table sets forth the average amount of various types of deposits for each of the periods indicated:

                                    December 31, (Dollars in Thousands)
                                     --------------------------------
                                          1996             1995
                                     --------------   ---------------
                                     Amount     %     Amount     %
                                     -------  -----   -------   -----
Non-Interest Bearing Demand          $23,218  24.0%   $18,108   23.2%
Interest Bearing Demand               27,113  28.0%    23,151   29.7%
Savings                               13,212  13.7%    14,345   18.4%
Time Deposits                         33,159  34.3%    22,425   28.7%
                                     -------  ----    -------   ----
TOTAL                                $96,602   100%   $78,029    100%


     The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of December 31, 1996.

Time Deposits ($100,000 and over)
(in thousands)

Three months or less                          $12,581
Over three months through six months            9,393
Over six months through twelve months           2,330
Over twelve months                                100
                                              -------

TOTAL                                         $24,404

LIQUIDITY

     The Company's liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner. The Company's principal sources of funds are deposits, scheduled amortization and prepayments of loan principal, sales and maturities of investment securities and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

     The Company's total deposits equaled $126,333,000 at December 31, 1996 as compared to $85,225,000 at December 31, 1995. The increase in funds provided by deposit inflows during these years has been more than sufficient to provide for the Company's loan demand and excess funds have been invested in investment securities and federal funds sold.

     Through the Company's investment portfolio the Company has generally sought to obtain a safe, yet slightly higher yield than would have been available to the Company as a net seller of overnight federal funds while still maintaining liquidity. Through its investment portfolio, the Company also attempts to manage its maturity gap by seeking maturities of investments which coincide as closely as possible with maturities of deposits. The bank's investment portfolio also includes securities held for sale to provide liquidity for anticipated loan demand and other liquidity needs.

     Although the Bank has traditionally been a net "seller" of federal funds, the Bank does maintain lines of credit with the Federal Home Loan Bank of New York, Summit Bank and Bank of New York for "purchase" of federal funds in the event that temporary liquidity needs arise.

     Management believes that the Company's current sources of funds provide adequate liquidity for the current cash flow needs of the Company.

INTEREST RATE SENSITIVITY ANALYSIS

     The principal objective of the Company's asset and liability management function is to evaluate the interest-rate risk included in certain balance sheet accounts; determine the level of risk appropriate given the Company's business focus, operating environment, capital and liquidity requirements; establish prudent asset concentration guidelines; and manage the risk consistent with Board approved guidelines. The Company seeks to reduce the vulnerability of its operations to changes in interest rates and to manage the ratio of interest-rate sensitive assets to interest-rate sensitive liabilities within specified maturities or repricing dates. The Company's actions in this regard are taken under the guidance of the Asset/Liability Committee (ALCO) of the Board of Directors. The ALCO generally reviews the Company's liquidity, cash flow needs, maturities of investments, deposits and borrowings and current market conditions and interest rates.

     One of the monitoring tools used by the ALCO is an analysis of the extent to which assets and liabilities are interest rate sensitive and measures the bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. Accordingly, during a period of rising rates, a negative gap may result in the yield on the institution's assets increasing at a slower rate than the increase in its cost of interest-bearing liabilities. Conversely, during a period of falling interest rates, an institution with a negative gap would experience a repricing of its assets at a slower rate than its interest-bearing liabilities which, consequently, may result in its net interest income growing.

     The following table sets forth the amounts of interest-earnings assets and interest-bearing liabilities outstanding at the periods indicated which are anticipated by the bank, based upon certain assumptions, to reprice or mature in each of the future time periods presented. Except as noted, the amount of assets and liabilities which reprice or mature during a particular period were determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Because the bank has no interest-bearing liabilities with a maturity greater than five years, management believes that a static gap for the over five year time period reflects a more accurate assessment of interest rate risk. The bank's loan repayment assumptions are based upon actual historic prepayment rates.

                                Bridge View Bank
            Cumulative Rate Sensitive Balance Sheet (as of December 31, 1996)
                                 (in thousands)

                        0 - 3   0 - 6   0 to 1  0 to 5   5 +       All
                        Months  Months   Year   Years   Years    Others   Total
                       ------- ------- ------- ------- -------  -------  -------
Fixed Rate Investments  3,500   8,406   20,681  36,246     391        0   36,246
                                                                         -------
                                                                          36,246
Loans:
Commercial             17,264  18,586   19,369  42,592     130        0   42,722
Participations              0     180      180   2,359       0        0    2,359
Mortgages                  50       0      381  10,381   2,312        0   12,693
Consumer               14,435  14,550   17,157  18,261     683        0   18,944
                                                                         ------
                                                                          76,718

Federal Funds Sold     14,500  14,500   14,500  14,500       0        0   14,500
Non-Interest Bearing/
Other Assets                0       0        0       0       0   11,205   11,205
                       ------  ------   ------ -------  ------  -------  -------
TOTAL ASSETS           49,749  56,222   72,268 123,863  127,855 139,060  139,060


                                                 Bridge View Bank
                         Cumulative Rate Sensitive Balance Sheet (as of December 31, 1996)
                                                  (in thousands)

                        0 - 3      0 - 6       to 1      0 to 5        5 +      All
                        Months    Months       Year      Years        Years   Others    Total
                        ------    ------       ----      -----        -----   ------    -----

Transaction/
NOW Accounts           18,684      18,684     18,684     18,684          0        0    18,684
Money Market           11,222      11,222     11,222     11,222          0        0    11,222
Other Savings          13,160      13,160     13,160     13,160          0        0    13,160
CD's < $100,000        11,522      25,100     29,008     29,518          0        0    29,518
CD's > $100,000         9,526      20,754     23,984     24,404          0        0    24,404
Non-Interest Bearing/
Other Liabilities           0           0          0          0          0   29,853    29,853
Non-Interest Bearing/
Equity                      0           0          0          0          0   12,219    12,219
                      -------     -------    -------    -------     ------  -------   -------
TOTAL LIABILITIES
AND EQUITY             64,114      88,920     96,058     96,988     96,988  139,060   139,060

Dollar Gap            (14,365)    (32,698)   (23,790)    26,875     30,867
Cumulative Gap/
Total Assets           -10.48%     -23.86%    -17.36%     19.61%     22.20%
Target Gap Range     +/- 35.0%   +/- 30.0%  +/- 25.0%  +/- 25.0%  +/- 25.0%
RSA/RSL *               77.59%      63.23%     75.23%    127.71%    131.33%

* RSA/RSL is the percentage of repricing rate sensitive assets to rate sensitive liabilities.


CAPITAL

     A significant measure of the strength of a financial institution is its capital base. The Company's federal regulators have classified and defined Company capital into the following components: (1) Tier I capital, which includes tangible shareholders' equity for common stock and qualifying perpetual preferred stock, and (2) Tier II capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt and preferred stock which does not qualify for Tier I capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines which require certain capital as a percent of the Company's assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets.)

     A Bank Holding Company is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0%.

     In addition to the risk-based guidelines, the Company's regulators require that an institution which meets the regulator's highest performance and operation standards maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 3%. For those institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be evaluated through the ongoing regulatory examination process. The Bank is subject to substantially similar regulations by its federal regulations.

     The following table summarizes the risk-based and leverage capital ratios for the bank at December 31, 1996 as well as the required minimum regulatory capital ratios:

                                Capital Adequacy
                                                                 Minimum
                                       December 31,              Regulatory
                                       1996                      Requirements
                                       -----                     ------------
Risk Based Capital:
         Tier I Capital Ratio          13.72%                     4.0%
         Total Capital Ratio           14.69%                     8.0%
Leverage Ratio                         11.20%                     4.0%

IMPACT OF INFLATION AND CHANGING PRICES

     The financial statements of the Bank and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

RECENTLY ISSUED ACCOUNTING STANDARDS

     On June 28, 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

     Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral.

     It is important to note that this Statement extends the "available-for-sale" or "trading" approach in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, to non-security financial assets that can contractually be prepaid or otherwise settled in such a way that the holder of the asset would not recover substantially all of its recorded investment. Thus, non-security financial assets (no matter how acquired) such as loans, other receivables, interest-only strips or residual interests in securitization trusts (for example, branches subordinate to other branches, cash reserve accounts or rights to future interest from serviced assets that exceed contractually specified servicing fees) that are subject to prepayment risk that could prevent recovery of substantially all of the recorded amount are to be reported at fair value with the change in fair value accounted for depending on the asset's classification as "available-for-sale" or "trading." The Statement also amends SFAS 115 to prevent a security from being classified as held-to-maturity if the security can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment.

     This Statement requires that a liability be derecognized if and only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. Therefore, a liability is not considered extinguished by an in-substance defeasance.

     This Statement provides implementation guidance for accounting for (1) securitizations, (2) transfers of partial interests, (3) servicing of financial assets, (4) securities lending transactions, (5) repurchase agreements including "dollar rolls", (6) "wash sales," (7) loan syndications and participations, (8) risk participations in banker's acceptances, (9) factoring arrangements, (10) transfers of receivables with recourse, (11) transfers of sales-type and direct financing lease receivables and (12) extinguishments of liabilities.

     A number of existing FASB Statements are superseded or amended by SFAS 125. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Also, the extension of the SFAS 115 approach to certain non-security financial assets and the amendment to SFAS 115 is effective for financial assets held on or acquired after January 1, 1997. Reclassifications that are necessary because of the amendment do not call into question an entity's intent to hold other debt securities to maturity in the future. The Company, at this time, does not believe that SFAS 125 will have a significant impact on the consolidated financial position or results of operations in 1997.

Item 7.  Financial Statements

     The Consolidated Financial Statements of the Company as of December 31, 1996 and 1995, and the related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for each of the years in the three-year period ended December 31, 1996 are included herein as indicated on the "Index to Consolidated Financial Statements" on page F-1.

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

        None.

                                    PART III

Item 9. Directors and Executive Officers of the Company; Compliance with Section 16(a) of the Exchange Act

     Information concerning the directors and executive officers is included in the definitive Proxy Statement for the Company's 1997 Annual Meeting under the caption "Proposal I - Election of Directors" and information concerning compliance with Section 16(a) of the Exchange Act is included under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1997.

     Set forth below is the name of and certain biographical information regarding the additional principal officer of the Company who does not also serve as a director. The term of office for such officer is one year.

     Thomas W. Thomasma, 42, has been Senior Vice President and Senior Lending Officer of the Bank since 1994. He previously served in Senior Lending capacities at Independence Bank and at First Fidelity Bank for more than five years.

Item 10.  Executive Compensation

     Information concerning executive compensation is included in the definitive Proxy Statement for the Company's 1997 Annual Meeting under the caption "Executive Compensation" and is hereby incorporated by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1997.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Company's 1997 Annual Meeting under the caption "Security Ownership of Certain Beneficial Owners and Management" which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1997.

Item 12.  Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 1997 Annual Meeting under the caption "Certain Transactions with Management" which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1997.

Item 13.  Exhibits, List and Reports on Form 8-K

        (a)  Exhibits.

================================================================================
Exhibit
Number        Description of Exhibits
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
3(i)          Certificate of Incorporation of the Company(1)
--------------------------------------------------------------------------------
3(ii)         Bylaws of the Company(1)
--------------------------------------------------------------------------------
4(i)          Form of Non-Transferable Warrant Certificate(1)
--------------------------------------------------------------------------------
4(ii)         Form of Stock Certificate(2)
--------------------------------------------------------------------------------
10(i)         Bridge View Bank 1994 Stock Option Plan(1)
--------------------------------------------------------------------------------
10(ii)        Bridge View Bank 1994 Stock Option Plan for Non-
              Employee Directors(1)
--------------------------------------------------------------------------------
21            Subsidiaries of the Registrant
--------------------------------------------------------------------------------
23            Consent of KPMG Peat Marwick LLP
--------------------------------------------------------------------------------
27            Financial Data Schedule
================================================================================
----------

(1) Incorporated by reference from Exhibits 2(a) to 6(b) from the Company's Registration Statement on Form 10-SB, Registration No. 1-12165.
(2) Incorporated by reference from Exhibit 4(ii) from the Company's Registration Statement on Form SB-2, Registration No. 333-20697.


        (b)  Reports on Form 8-K

             None.

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----

Independent Auditors' Report.................................................F-2

        Consolidated Statements of Financial Condition as of
               December 31, 1996 and 1995....................................F-3

        Consolidated Statements of Income for the years
               ended December 31, 1996, 1995 and 1994........................F-4

        Consolidated Statements of Changes in Stockholders'
               Equity for the years ended December 31, 1996,
               1995 and 1994.................................................F-5

        Consolidated Statement of Cash Flows for the years
               ended December 31, 1996, 1995 and 1994........................F-6

        Notes to Consolidated Financial Statements...........................F-7

[LOGO KPMG]

New Jersey Headquarters
150 John F. Kennedy Parkway
Short Hills, NJ 07078


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Bridge View Bancorp:


We have audited the accompanying consolidated statements of financial condition of Bridge View Bancorp and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridge View Bancorp and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                  /S/  KPMG Peat Marwick LLP /S/

February 7, 1997

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES


                 Consolidated Statements of Financial Condition

                           December 31, 1996 and 1995

                             (Dollars in Thousands)


                  ASSETS                                     1996        1995
                                                           --------    --------
Cash and cash equivalents:
   Cash and due from banks (note 3)                        $  9,058       8,331
   Federal funds sold                                        14,500       6,200
                                                           --------    --------

            Total cash and cash equivalents                  23,558      14,531
                                                           --------    --------

Securities available for sale (note 4)                        8,644       6,780
Investment securities, estimated market value of
   $27,546 in 1996 and $17,767 in 1995 (note 4)              27,517      17,630
FHLBNY stock, at cost                                           476        --
Loans (note 5):
   Commercial                                                45,080      30,013
   Mortgage                                                  12,693       9,818
   Consumer and other                                        18,945      16,310
                                                           --------    --------
            Total loans                                      76,718      56,141

   Deferred loan fees                                          (105)        (41)
   Allowance for loan losses                                   (861)       (692)
                                                           --------    --------

            Net loans                                        75,752      55,408
                                                           --------    --------

Premises and equipment, net (note 6)                          1,752       1,553
Accrued interest receivable                                   1,031         738
Other assets (note 8)                                           330         154
                                                           --------    --------

            Total assets                                   $139,060      96,794
                                                           ========    ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits (note 7):
   Noninterest-bearing demand deposits                       29,352      23,244
   Interest-bearing deposits:
     Savings and time deposits                               72,577      53,300
     Certificates of deposit of $100,000 or more             24,404       8,681
                                                           --------    --------
            Total deposits                                  126,333      85,225

Accounts payable and accrued liabilities                        509         534
                                                           --------    --------

            Total liabilities                               126,842      85,759
                                                           --------    --------

Stockholders' equity (note 11):
   Capital stock, no par value.  Authorized
     5,000,000 shares in 1996 and 2,500,000 shares in
     1995; issued and outstanding 1,048,320 shares in
     1996 and 995,504 shares in 1995                         10,647      10,047
   Net unrealized (loss) gain on securities available
     for sale                                                    (2)         11
   Retained earnings                                          1,573         977
                                                           --------    --------
            Total stockholders' equity                       12,218      11,035

Commitments and contingencies (notes 9 and 14)


            Total liabilities and stockholders' equity     $139,060      96,794
                                                           ========    ========


See accompanying notes to consolidated financial statements.

                          BRIDGE VIEW BANCORP AND SUBSIDIARIES


                            Consolidated Statements of Income

                      Years ended December 31, 1996, 1995 and 1994

                        (Dollars in Thousands, Except Share Data)


                                                         1996       1995       1994
                                                        ------     ------     ------

Interest income:
   Loans                                                $5,961      4,712      3,383
   Securities available for sale                           366        384        382
   Municipals - nontaxable                                 262        165         67
   Investment securities                                   924        823      1,080
   Federal funds sold and dividends on FHLBNY stock        357        294        132
                                                        ------     ------     ------

            Total interest income                        7,870      6,378      5,044
                                                        ------     ------     ------

Interest expense:
   Savings and time deposits                             1,545      1,431      1,132
   Certificates of deposit of $100,000 or more             765        413        229
   Federal funds purchased                                  14       --         --
                                                        ------     ------     ------

                                                         2,324      1,844      1,361
                                                        ------     ------     ------

            Net interest income                          5,546      4,534      3,683

Provision for loan losses (note 5)                         193         92         75
                                                        ------     ------     ------

            Net interest income after pro-
               vision for loan losses                    5,353      4,442      3,608
                                                        ------     ------     ------

Other income - principally fees and service charges        793        578        378
                                                        ------     ------     ------

Other expenses:
   Salaries and employee benefits                        1,674      1,361      1,155
   Occupancy (note 9)                                      559        534        511
   Furniture and equipment expense (note 9)                266        239        254
   Advertising and business promotion                      105         63         64
   Stationery and supplies                                 111         55         58
   Data processing                                         229        173        147
   FDIC insurance                                            2         87        161
   Other operating expenses                                669        492        547
                                                        ------     ------     ------

            Total other expenses                         3,615      3,004      2,897
                                                        ------     ------     ------

            Income before income tax expense             2,531      2,016      1,089

Income tax expense (note 8)                                987        781        349
                                                        ------     ------     ------

            Net income                                  $1,544      1,235        740
                                                        ======     ======     ======

Earnings per share:
   Primary                                              $ 1.41       1.20         75
   Fully diluted                                          1.29       1.20        .75
                                                        ======     ======     ======


     All share data has been restated to reflect the two-for-one exchange and the 5% stock dividends in March 1996, March 1995, and February 1994.


          See accompanying notes to consolidated financial statements.

                          BRIDGE VIEW BANCORP AND SUBSIDIARIES


                     Consolidated Statements of Stockholders' Equity

                      Years ended December 31, 1996, 1995 and 1994

                                 (Dollars in Thousands)

                                                                 Net unre-
                                                                  alized
                                                                 loss on
                                                                securities
                                        Capital    Retained      available
                                         stock     earnings      for sale      Total
                                       --------    --------     ---------    -------
Balance at December 31, 1993           $ 9,015          15         --          9,030
Cumulative effect of accounting
   change - investments                   --          --              8            8
Net income                                --           740         --            740
5% stock dividend                          495        (495)        --           --
Common stock issued upon exercise
   of stock warrants                        11        --           --             11
Net change in unrealized loss on
   securities available for sale,
   net of tax                             --          --           (202)        (202)
                                       -------     -------      -------      -------
Balance at December 31, 1994             9,521         260         (194)       9,587

Net income                                --         1,235         --          1,235
5% stock dividend                          518        (518)        --           --
Common stock issued upon exercise
   of stock warrants                         8        --           --              8
Net change in unrealized loss on
   securities available for sale,
   net of tax                             --          --            205          205
                                       -------     -------      -------      -------
Balance at December 31, 1995            10,047         977           11       11,035

Net income                                --         1,544         --          1,544
5% stock dividend                          576        (576)        --           --
Common stock issued upon exercise
   of stock warrants                        23        --           --             23
Common stock issued upon exercise
   of stock options                          1        --           --              1
Cash dividends paid                       --          (372)        --           (372)
Net change in unrealized loss on
   securities available for sale,
   net of tax                             --          --            (13)         (13)
                                       -------     -------      -------      -------
Balance at December 31, 1996           $10,647       1,573           (2)      12,218
                                       =======     =======      =======      =======


See accompanying notes to consolidated financial statements.

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES


                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994

                             (Dollars in Thousands)

                                                                      1996          1995          1994
                                                                    --------      --------      --------
Cash flows from operating activities:
   Net income                                                       $  1,544         1,235           740
   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                         193            92            75
       Depreciation                                                      152           155           180
       Deferred taxes                                                    (47)           40            37
       Net amortization and accretion of premiums and discounts
         on investment securities                                         (2)          (21)            7
       Net loss on sale of securities available for sale                --               5          --
       Loans originated for sale                                        (175)       (1,188)       (1,693)
       Proceeds from sales of loans held for sale                        125         1,285         1,701
       Gain on sale of loans held for sale                                (7)          (11)          (14)
       Changes in operating assets and liabilities:
         Increase in accrued interest receivable                        (294)         (130)         (107)
         Decrease (increase) in other assets                              17           (38)          (29)
         (Decrease) increase in accounts payable and accrued
          liabilities                                                    (26)          166           145
                                                                    --------      --------      --------
              Net cash provided by operating activities                1,480         1,590         1,042
                                                                    --------      --------      --------

Cash flows from investing activities:
   Purchases of investment securities                                (22,538)      (14,310)      (10,602)
   Maturities of investment securities                                12,649        22,012        10,500
   Proceeds from repayments of investment securities                    --            --              50
   Proceeds from repayments of securities available for sale             107           133            89
   Proceeds from sale of securities available for sale                  --           2,915          --
   Maturities of securities available for sale                         4,000         1,000         5,000
   Purchase of securities available for sale                          (5,992)       (2,982)       (2,952)
   Net increase in loans                                             (20,612)      (12,063)       (8,282)
   Purchase of FHLBNY stock                                             (476)         --            --
   Purchases of banking premises and equipment                          (352)          (21)          (23)
                                                                    --------      --------      --------
              Net cash used in investing activities                  (33,214)       (3,316)       (6,220)
                                                                    --------      --------      --------

Cash flows from financing activities:
   Net increase in deposits                                           41,109         8,588         4,010
   Issuance of common stock and options and warrants exercised            24             8            11
   Dividends paid                                                       (372)         --            --
                                                                    --------      --------      --------
              Net cash provided by financing activities               40,761         8,596         4,021
                                                                    --------      --------      --------

              Increase (decrease) in cash and cash equivalents         9,027         6,870        (1,157)

Cash and cash equivalents at beginning of year                        14,531         7,661         8,818
                                                                    --------      --------      --------
Cash and cash equivalents at end of year                            $ 23,558        14,531         7,661
                                                                    ========      ========      ========
Supplemental information:
   Cash paid during the year for:
     Interest on deposits                                           $  2,105         1,801         1,326
                                                                    ========      ========      ========
     Income taxes                                                   $  1,221           408           249
                                                                    ========      ========      ========
   Transfer of investment securities to securities available
     for sale                                                       $   --            --           9,982
                                                                    ========      ========      ========

See accompanying notes to consolidated financial statements.

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995



 (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements include the accounts of Bridge View Bancorp (the Corporation) and its direct and indirect wholly-owned subsidiaries, Bridge View Bank and Bridge View Investment Company (the Bank). All intercompany accounts and transactions have been eliminated in consolidation. Certain accounts in prior periods have been restated to conform to the current presentation.

     ORGANIZATION

     The Bank is a commercial bank which provides a full range of banking services to individuals and corporate customers in New Jersey. The Bank is subject to competition from other financial institutions. The Bank is regulated by state and federal agencies and is subject to periodic examinations by those regulatory authorities.

     BASIS OF FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the year. Actual results could differ significantly from those estimates.

     Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management generally obtains independent appraisals for significant properties.

     SECURITIES AVAILABLE FOR SALE

     Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Bank has the ability at the time of purchase to hold securities until maturity, they are classified as investment securities. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as securities available for sale. Gains or losses on sales of securities available for sale are based upon the specific identification method. Securities available for sale are reported at fair value with changes in the carrying value from period to period included as a separate component of stockholders' equity.

     INVESTMENT SECURITIES

     Investment securities are carried at the principal amount outstanding, adjusted for amortization of premiums and accretion of discounts using a method that approximates the level-yield method over the terms of the securities. Investment securities are carried at the principal amount outstanding because the Bank has the ability and it is management's intention to hold these securities to maturity.

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

 (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

     PREMISES AND EQUIPMENT

     Premises and equipment are stated at historical cost, less accumulated depreciation and amortization. Depreciation of fixed assets is accumulated on a straight-line basis over the estimated useful lives of the related asset. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Maintenance and repairs are charged to expense in the year incurred.

     LOANS

     Loans are stated at their principal amount outstanding, net of deferred loan origination fees and costs. Interest income on loans is accrued and credited to interest income when earned. A loan which is 90 days past due is reviewed to determine whether such loan should be placed on a nonaccrual status. A loan is placed on nonaccrual when collection of principal and interest is deemed unlikely. Loans which are well secured and in the process of collection are not placed on a nonaccrual status. Once a loan is placed on nonaccrual status, interest previously accrued and uncollected is charged against current earnings, and interest is included in earnings thereafter to the extent received in cash. Loan origination fees and certain direct loan origination costs are deferred and recognized over the life of the loan as an adjustment to yield using a method which approximates the interest method.

     The Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," on January 1, 1995. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral. Impairment losses are included in the allowance for loan losses through provisions charged to operations.

     ALLOWANCE FOR LOAN LOSSES

     Losses on loans are charged to the allowance for loan losses. Additions to this allowance are made by recoveries of loans previously charged off and by a provision charged to expense. The determination of the balance of the allowance for loan losses is based on an analysis of the loan portfolio, economic conditions and other factors warranting recognition. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions may be necessary based on changes in economic conditions, particularly in New Jersey. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

 (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

     INCOME TAXES

     The Bank uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     EARNINGS PER SHARE

     Earnings per share is based on the weighted average number of shares outstanding, including common stock equivalents, utilizing the modified treasury stock method. All per share data have been restated to reflect the two-for-one exchange and all stock dividends.

     Average shares outstanding for purposes of calculating primary and fully diluted earnings per share are as follows:

                                             1996       1995       1994
                                             ----       ----       ----

        Primary earnings per share         1,097,994  1,028,014   986,746
        Fully diluted earnings per share   1,194,610  1,028,014   986,746
                                           =========  =========   =======


     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and due from banks and federal funds sold, which are generally sold for one-day periods.


 (2) FORMATION OF BANK HOLDING COMPANY AND EXCHANGE OF COMMON STOCK

     The Corporation is a New Jersey corporation organized in May 1996 at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank. As part of the acquisition in December 1996, shareholders of the Bank received shares of the Corporation's common stock, no par value per share (the Common Stock), in a ratio of two shares of Common Stock for each outstanding share of the Common Stock of the Bank, $5.00 per share par value. The acquisition was accounted for in a manner similar to a pooling of interest resulting in no changes in the underlying assets and liabilities. The accompanying consolidated financial statements have been restated beginning with the earliest year presented.

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

 (3) CASH ON HAND AND DUE FROM BANKS

     Included in cash on hand and due from banks at both December 31, 1996 and 1995 was $9,000 representing reserves required to be maintained by the Federal Reserve Bank.


 (4) SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES

     A comparative summary of securities available for sale at December 31, 1996 and 1995 is as follows (in thousands):


                                                   Gross   Gross
                                           Amor-  unreal-  unreal-
                                           tized   ized     ized    Market
                                           cost    gains   losses    value
                                          ------  -------  -------  ------
          1996 - U.S. Government
            and agency obligations        $8,647    15      (18)     8,644
                                          ======    ==      ===      =====

          1995 - U.S. Government
            and agency obligations        $6,762    38      (20)     6,780
                                          ======    ==      ===      =====


     A comparative summary of investment securities at December 31, 1996 and 1995 is as follows (in thousands):


                                                     Gross   Gross
                                            Amor-   unreal-  unreal-
                                            tized    ized     ized  Market
                                            cost     gains   losses  value
                                          -------  -------   ------ ------
        1996:
           U.S. Government and
             agency securities            $21,183      48     (37)  21,194
           Municipal obligations            6,334      18      -     6,352
                                          -------   -----    ----   ------

                                          $27,517      66     (37)  27,546
                                          =======   =====    =====  ======

        1995:
           U.S. Government and
             agency obligations            12,668     120     (11)  12,777
           Municipal obligations            4,962      28      -     4,990
                                          -------   -----    ----   ------

                                          $17,630     148     (11)  17,767
                                          =======   =====    ====   ======

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

 (4) SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES--(Continued)

      The investments held at December 31, 1996 mature as follows (in thousands):

                                                          Securities
                                        Investment         available
                                        securities         for sale
                                    ----------------   ---------------
                                     Amor-             Amor-
                                     tized   Market    tized    Market
                                     cost     value    cost     value
                                    -------   ------   -----    -----
             Within one year        $15,702   15,723   4,000    4,002
             One to five             11,423   11,417   4,647    4,642
             years
             Six to ten years           392      406     -       -
                                    -------   ------   -----    -----
                                    $27,517   27,546   8,647    8,644
                                    =======   ======   =====    =====

     For the year ended December 31, 1996, there were no sales of securities.

     Proceeds from the sales of securities available for sale during 1995 were $2.9 million. Gross gains of $31,000 and gross losses of $36,000 were realized on those sales in 1995. For the year ended December 31, 1994, there were no sales of securities.

     Securities with an amortized cost of $2 million and $1.5 million were pledged to secure public funds on deposit at December 31, 1996 and 1995, respectively.

     During 1996, the Bank became a member of the Federal Home Loan Bank of New York (FHLBNY). As a result, the Bank is required to hold shares of capital stock of FHLBNY, which are carried at cost, based upon a specified formula. The Bank has a $15,000,000 line of credit with the FHLBNY which is renewable each year. The interest rate is variable and generally at 25 basis points above the federal funds rate. At December 31, 1996, no amount was outstanding on this line of credit.


 (5) LOANS AND ALLOWANCE FOR LOAN LOSSES

     The activity in the allowance for loan losses is as follows (in thousands):

                                                          1996  1995  1994
                                                          ----  ----  ----

        Balance at beginning of year                      $692   626   567
        Provision charged to expense                       193    92    75
        Loans charged off, net of recoveries               (24)  (26)  (16)
                                                          ----   ---   ---

        Balance at end of year                            $861   692   626
                                                          ====   ===   ===

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

 (5) LOANS AND ALLOWANCE FOR LOAN LOSSES--(Continued)


     Impaired loans at December 31, 1996 and 1995 totaled $0 and $163,000, respectively, and the average balance for 1996 and 1995 was $109,000 and $48,000, respectively. Included in the allowance for loan losses at December 31, 1995 was $24,440, relating to impaired loans which was charged off in 1996. There were no commitments to fund additional amounts to these borrowers.

     The Bank grants commercial, mortgage and installment loans to those New Jersey residents and businesses within its local trading area. Its borrowers' abilities to repay their obligations are dependent upon various factors, including the borrowers' income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Bank's lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bank's control; the Bank is therefore subject to risk of loss. The Bank believes its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.


 (6) BANKING PREMISES AND EQUIPMENT

     At December 31, banking premises and equipment consists of the following (in thousands):



                                                             1996    1995
                                                            ------   -----
        Building                                            $1,677   1,677
        Furniture and equipment                               807      492
        Leasehold improvements                                 36       -
                                                            ------   -----
                                                             2,520   2,169

        Less accumulated depreciation and amortization        768      616
                                                            ------   -----
                    Total banking premises and
                      equipment, net                        $1,752   1,553
                                                            ======   =====

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

 (7) DEPOSITS

     At December 31, a summary of the maturity of time deposits is as follows:

                                                          1996        1995
                                                        --------     ------
        Certificates of deposit maturing:
          One year or less                              $ 52,359     21,032
          One to three years                                 929      1,361
          Three to five years                                634        277
                                                        --------     ------

                    Total certificates                    53,922     22,670
                                                        --------     ------

                    Total deposits                      $126,333     85,225
                                                        ========     ======


 (8) INCOME TAXES

     Income tax expense from operations for the years ended December 31 is as follows (in thousands):

                                                      1996    1995    1994
                                                      ----    ----    ----
           Federal:
             Current                                  $855     585     272
             Deferred                                  (38)     35      18
                                                      ----     ---     ---

                                                       817     620     290
                                                      ----     ---     ---
           State:
             Current                                   179     156      40
             Deferred                                   (9)      5      19
                                                      ----     ---     ---

                                                       170     161      59
                                                      ----     ---     ---

                                                      $987     781     349
                                                      ====     ===     ===

     Total income tax expense for the years ended December 31 is allocated as follows (in thousands):

                                                         1996   1995  1994
                                                         ----   ----  ----
     Income tax expense from operations                  $987    781   349
     Stockholders' equity - unrealized loss (gain)
       on securities available for sale                     6   (136)  129
                                                         ----    ---   ---

                                                         $993    645   478
                                                         ====    ===   ===

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

 (8) INCOME TAXES--(Continued)


     Income tax expense from operations differed from the amounts computed by applying the U.S. federal income tax rate (34% in 1996, 1995 and 1994) to income taxes as a result of the following (in thousands):


                                                          1996  1995  1994
                                                         -----  ----  ----
        Computed "expected" tax expense                   $861   685   370
        Increase (decrease) in taxes resulting from:
          State taxes, net of federal income tax
            benefit                                        112   106    39
          Tax-exempt income                                (67)  (29)  (15)
          Other                                             81    19   (45)
                                                          ----   ---   ---
                                                          $987   781   349
                                                          ====   ===   ===

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1996 and 1995 are as follows (in thousands):


                                                                1996  1995
                                                                ----  ----
        Deferred tax assets:
          Start-up costs                                        $ 11     1
          Bank premises, furniture and equipment,
            principally due to differences in
            depreciation                                          62    50
          Unrealized loss on securities available for sale         1    -
          Loans, principally due to allowance for loan
            losses and deferred fee income                       302   273
                                                                ----    --
                    Total gross deferred tax assets              376   324
                                                                ----    --
        Deferred tax liabilities:
          Accrued expenses                                        47    -
          Deferred fee income                                     20    31
          Unrealized gain on securities available for sale        -      7
          Investment securities, principally due to
            accretion of discounts                                29    22
          Accrual to cash adjustment                             161   200
                                                                ----    --
                    Total gross deferred tax liabilities         257   260
                    Net deferred tax asset                      $119    64
                                                                ====    ==

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

 (8) INCOME TAXES--(Continued)


     At December 31, 1996, management believes that no valuation allowance for the deferred tax asset is necessary due to sufficient taxes paid in the statutory carryback period.


 (9) LEASES

     The Bank leases land in Englewood Cliffs, New Jersey, on which its headquarters building is located, from a general partnership owned partly by a director under a ten-year operating lease with five five-year renewal options. The Bank has the option to purchase the land six months prior to expiration of the original ten-year term or six months prior to the end of the 16th year of the lease. The purchase price shall be the market value of the land only as determined by an appraisal. The Bank also leases three other branch facilities in New Jersey.

     The following is a schedule of future minimum lease payments (exclusive of payments for maintenance, insurance, taxes and additional rental payments based on increases in certain indexes) for operating leases with initial or remaining terms in excess of one year from December 31, 1996 (in thousands):


                    Year ending December 31:
                      1997                               $520
                      1998                                393
                      1999                                183
                      2000                                111
                                                         ====


     Rental expense amounted to $482,000, $432,000 and $411,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


(10) RELATED-PARTY TRANSACTIONS

     Certain directors of the Bank are associated with professional firms that rendered various professional services for the Bank. The Bank paid the firms, excluding rental payments, approximately $115,790, $58,000 and $19,000 during the years ended December 31, 1996, 1995 and 1994, respectively. It is the Bank's policy not to originate loans to directors, executive officers or their affiliates.

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

(11) STOCKHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS

     Warrants to purchase common stock were distributed to stockholders of record as of October 1, 1992. One warrant was issued for each five shares of common stock owned on that date. Each warrant entitles the holder to purchase one share of common stock at a price of $8.64 per share. The warrants are exercisable on or before September 30, 1997. During 1996 and 1995, 2,602 and 884 warrants, respectively, were exercised, and 157,506 and 152,024 warrants were outstanding at December 31, 1996 and 1995, respectively.

     During 1994, the Bank's stockholders approved the 1994 Stock Option Plan for Non Employee Directors (Directors' Plan) and the 1994 Employee Stock Option Plan (Employees' Plan). The Directors' Plan provides for options to purchase up to 52,206 shares of the Bank's common stock to be issued to directors who are not employees of the Bank. The Employees' Plan provides for the option to purchase up to 52,206 shares of the Bank's common stock to be issued to employees of the Bank. Previously issued options to an employee of the Bank were terminated upon adoption of these plans. The option price per share approximates the market value of the Bank's stock on the date of grant.

     A summary of the stock option plans for the years ended December 31, 1996 and 1995 is as follows:


                                                                  Option
                                                     Number        price
                                                       of        price per
                                                     shares        share
                                                     ------     --------------
        Outstanding at December 31, 1993                 -      $  -
        Granted                                      49,612         9.30
        Exercised                                        -         -
                                                     ------
        Outstanding at December 31, 1994             49,612         9.30

        Granted                                      27,052        10.00
        Exercised                                        -         -
                                                     ------
        Outstanding at December 31, 1995             76,664      9.30 - 10.00

        Granted                                       7,300        11.50
        Exercised                                      (100)       11.50
        Forfeited                                    (5,620)        9.30
                                                     ------

        Outstanding at December 31, 1996             78,244      9.30 - 11.50
                                                     ======      ============

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

(11) STOCKHOLDERS' EQUITY AND DIVIDEND RESTRICTIONS--(Continued)



     At December 31, 1996 and 1995, the number of options exercisable was 78,244 and 76,664, respectively, and the weighted-average price of those options was $9.75 and $9.55, respectively.

     At December 31, 1996 and 1995, there were 20,448 and 27,748, respectively, additional shares available for grant under the Plans. The per share weighted-average fair value of stock options granted during 1996 and 1995 was $11.50 and $10.00, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield 3.06%, risk-free increase rate of 6.3%, and an expected life of five years; 1995 - expected dividend yield of 0%, risk-free interest rate of 6.0%, and an expected life of five years.

     The Corporation applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Corporation determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):


                                                           1996   1995
                                                          -----   -----
           NBT income:
             As reported                                  $1,544  1,235
             Pro forma                                     1,524  1,232
                                                          ======  =====

           Fully diluted earnings per share:
             As reported                                  $ 1.29   1.20
             Pro forma                                      1.27   1.20
                                                          ======  =====


     The Bank declared a 5% stock dividend effective March 16, 1996, March 17, 1995 and February 28, 1994.

     The Corporation's ability to pay cash dividends is based on its ability to receive cash from its bank subsidiary. New Jersey law provides that no dividend may be paid unless, after the payment of such dividend, the capital of the Bank will not be impaired and either the Bank will have statutory surplus of not less than 50% of its capital stock or the payment of such dividend will not reduce the statutory surplus of the Bank. At December 31, 1996, this restriction did not result in any effective limitations on the manner in which the Bank is currently operating.

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

(12) EMPLOYEE BENEFIT PLANS

     The Bank currently offers a 401(k) profit sharing plan (the Plan) covering all employees, wherein employees can invest up to 15% of their pretax earnings. The Bank will contribute 50% of each employee's contributions, up to 6% of his or her annual earnings. The Bank made matching contributions of $19,000 and $14,000 in the years ended December 31, 1996 and 1995, respectively. The Plan was incepted in July 1995.


(13) REGULATORY CAPITAL REQUIREMENTS

     Federal Deposit Insurance Corporation (FDIC) regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 1996, the Bank was required to maintain (i) a minimum leverage ratio of Tier I capital to total adjusted assets of 4.0%, and (ii) minimum ratios of Tier I and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

     Under its prompt corrective actions regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage (Tier I) capital ratio of at least 5.0%; a Tier I risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

     The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FDIC about capital components, risk weightings and other factors.

     Management believes that, as of December 31, 1996, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

(13) REGULATORY CAPITAL REQUIREMENTS--(Continued)


     The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 1996 and 1995, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution:


                                                      FDIC requirements
                                             -----------------------------------
                                             Minimum capital  For classification
                           Bank actual         adequacy      as well capitalized
                         ---------------     --------------  -------------------
                          Amount   Ratio      Amount  Ratio     Amount  Ratio
                          ------   -----      -----   -----     ------  -----
                                         (Dollars in thousands)

December 31, 1996:
   Leverage (Tier I)     $12,218   11.20%    $4,365   4.00%     5,456    5.00%
capital
   Risk-based
capital:
     Tier I               12,218   13.72      3,562   4.00      5,343    6.00
     Total                13,079   14.69      7,125   8.00      8,906   10.00

December 31, 1995
   Leverage (Tier I)      11,034   12.36      3,572   4.00      4,465    5.00
capital
   Risk-based
capital:
     Tier I               11,034   16.95      2,603   4.00      3,905    6.00
     Total                11,726   18.02      5,207   8.00      6,509   10.00
                         =======   =====     ======   ====      =====   =====



(14) COMMITMENTS AND CONTINGENCIES

     The Bank is a party to transactions with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers. These transactions consist of commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated statements of financial condition.

     The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet loans. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Outstanding available loan commitments, primarily variable rate home equity loans, at December 31, 1996 and 1995 totaled $21.4 million and $21.1 million, respectively. Additionally, unused credit card commitments totaled $310,000 at December 31, 1996.

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

(14) COMMITMENTS AND CONTINGENCIES--(Continued)


     Most of the Bank's lending activity is with customers located in Bergen County, New Jersey. The Bank has issued letters of credit to customers totaling $390,000 and $382,000 at December 31, 1996 and 1995, respectively, whereby the Bank guarantees performance to a third party. These letters of credit generally have fixed expiration dates of less than one year.


(15) FINANCIAL INFORMATION OF PARENT COMPANY

     Bridge View Bancorp (the parent company) was incorporated on December 6, 1996 for the purpose of acquiring the Bank in a two-for-one stock exchange. The following information on the parent only financial statements as of December 31, 1996 and for the period December 6, 1996 to December 31, 1996 should be read in conjunction with the notes to the consolidated financial statements.

                        STATEMENT OF FINANCIAL CONDITION

                                                                 Dec.31, 1996
                                                                 ------------
                                                                (In thousands)

        Assets:
          Investment in subsidiary                                 $12,218
          Deferred organization expense                                 21
                                                                   -------

                    Total assets                                   $12,239
                                                                   =======




                                                                 Dec.31, 1996
                                                                 ------------
                                                                (In thousands)

        Liabilities - due to subsidiary                            $    21
        Shareholders' equity:
          Common stock                                              10,647
          Net unrealized loss on securities available
            for sale                                                    (2)
          Retained earnings                                          1,573
                                                                   -------

                    Total shareholders' equity                      12,218

                    Total liabilities and shareholders'
                      equity                                       $12,239
                                                                   =======

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

(15) FINANCIAL INFORMATION OF PARENT COMPANY--(Continued)


                               STATEMENT OF INCOME

                                                                    For the
                                                                    period
                                                                  Dec.6,1996
                                                                  to Dec.31,
                                                                     1996
                                                                (In thousands)
                                                                --------------

        Income -  equity in undistributed earnings
          of subsidiary bank                                        $137
        Expenses                                                      -

                    Net income                                      $137
                                                                    ====



                             STATEMENT OF CASH FLOWS

                                                                    For the
                                                                    period
                                                                  Dec.6,1996
                                                                  to Dec.31,
                                                                     1996
                                                                (In thousands)
                                                                --------------
      Cash flows from operating activities:
        Net income                                                   $ 137
        Adjustments to reconcile net income to net cash
           provided by operating activities:
             Equity in undistributed earnings of the subsidiary bank  (137)
             Increase in other assets                                  (21)
             Increase in other liabilities                              21
                                                                     -----
                  Net cash provided by operating activities              -

      Cash flows from investing activities                               -
      Cash flows from financial activities                               -

                  Net change in cash for the period                  $   -
                                                                     =====

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Bank disclose the estimated fair value of its financial instruments whether or not recognized in the consolidated balance sheet. Fair value estimates and assumptions are set forth below for the Bank's financial instruments at December 31, 1996 and 1995 (in thousands):


                                                  1996               1995
                                             -------------     --------------
                                                      Esti-             Esti-
                                            Carry-    mated    Carry-  mated
                                             ing      fair      ing     fair
                                            amount    value    amount   value
                                           -------   -------  -------  ------

       Financial assets:
          Cash and cash equivalents       $ 23,558    23,558   14,531  14,531
          Securities available for
            sale                             8,644     8,644    6,780   6,780
          Investment securities             27,517    27,546   17,630  17,767
          Net loans                         75,752    75,611   55,408  55,659
          FHLBNY stock                         476       476       --      --
          Accrued interest
            receivable                       1,031     1,031      738     738
       Financial liabilities -
         deposits                          126,333   126,500   85,225  85,313
                                          ========   =======   ======  ======

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

        CASH AND CASH EQUIVALENTS

        The carrying amount approximates fair value.

        SECURITIES AVAILABLE FOR SALE

        All securities available for sale are valued using quoted market prices.

        INVESTMENT SECURITIES

        All investment securities are valued using quoted market prices.

        NET LOANS

        Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as residential and commercial real estate, commercial and other consumer. The fair value of loans is estimated by discounting contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loans.

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS--(Continued)


        FHLBNY STOCK

        The carrying amount approximates fair value.

        ACCRUED INTEREST RECEIVABLE

        The carrying amount approximates fair value.

        DEPOSITS

        The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, is equal to the amount payable on demand as of year end. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

        COMMITMENTS TO EXTEND CREDIT

        The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements; at December 31, 1996 and 1995, such amounts were not material.

        LIMITATION

        The preceding fair value estimates were made at December 31, 1996 and 1995, based on pertinent market data and relevant information on the financial instrument. These estimates do not include any premium or discount that could result from an offer to sell at one time the Bank's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Bank's financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors. Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

        Since these fair value approximations were made solely for on- and off-balance-sheet financial instruments at December 31, 1996 and 1995, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

(17) RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125). SFAS No. 125 amends portions of SFAS No. 115, amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in SFAS No. 65, and supersedes SFAS No. 122. The statement provides consistent standards for distinguishing transfers of financial assets which are sales from transfers that are secured borrowings. Those standards are based upon consistent application of a financial components approach that focuses on control. The statement also defines accounting treatment for servicing assets and other retained interest in the assets that are transferred. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. The adoption of the statement is not expected to have a material effect on the Corporation's financial condition or results of operations.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     BRIDGE VIEW BANCORP



                                                     By: /s/ Albert F. Buzzetti
                                                         ----------------------
                                                         Albert F. Buzzetti
                                                         President and Chief
                                                         Executive Officer

Dated:   March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

================================================================================
       NAME                           TITLE                         DATE
--------------------------------------------------------------------------------
                             President, Chief
/s/ Albert F. Buzzetti       Executive Officer and               March 28, 1997
---------------------------  Director
Albert F. Buzzetti

                             Comptroller (Principal
/s/ Michael J. Solokas       Financial Officer and               March 28, 1997
---------------------------  Accounting Officer)
Michael J. Solokas

/s/ Gerald A. Calabrese      Director                            March 28, 1997
---------------------------
Gerald A. Calabrese

/s/ Glenn L. Creamer         Director                            March 28, 1997
---------------------------
Glenn L. Creamer

/s/ Bernard Mann             Director                            March 28, 1997
---------------------------
Bernard Mann

/s/ Mark Metzger             Director                            March 28, 1997
---------------------------
Mark Metzger

/s/Jeremiah F. O'Connor      Director                            March 28, 1997
---------------------------
Jeremiah F. O'Connor

/s/ Joseph C. Parisi         Director                            March 28, 1997
---------------------------
Joseph C. Parisi

/s/ John A. Schepisi         Director                            March 28, 1997
---------------------------
John A. Schepisi

                               BRIDGE VIEW BANCORP

                                INDEX TO EXHIBITS



Exhibit
Number         Description of Exhibits
------         -----------------------
3(i)           Certificate of Incorporation of the Company(1)

3(ii)          Bylaws of the Company(1)

4(i)           Form of Non-Transferable Warrant Certificate(1)

4(ii)          Form of Stock Certificate(2)

10(i)          Bridge View Bank 1994 Stock Option Plan(1)

10(ii)         Bridge View Bank 1994 Stock Option Plan for Non-
               Employee Directors(1)

21             Subsidiaries of the Registrant

23             Consent of KPMG Peat Marwick LLP


27             Financial Data Schedule

--------------------

(1) Incorporated by reference from Exhibits 2(a) to 6(b) from the Company's Registration Statement on Form 10-SB, Registration
     No. 1-12165.

(2) Incorporated by reference from Exhibit 4(ii) from the Company's Registration Statement on Form SB-2, Registration
     No. 333-20697.