Form 10QSB
period 1997-03-31
BRIDGE VIEW BANCORP
filed 1997-05-13
CIK 1022809

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)

(X) Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

( ) Transaction report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
         ____________.

         Commission file number:    1-12165

                               Bridge View Bancorp
             (Exact name of registrant as specified in its charter)

         New Jersey                                           22-3461336
        ------------                                         ------------
         (State of other jurisdiction of                      (I.R.S. Employer
          incorporation or organization)                       Identification)

                  457 Sylvan Avenue, Englewood Cliffs, NJ 07632
               (Address of principal executive offices) (zip code)

                                  201-871-7800
              (Registrant's telephone number, including area code)

                                 Not Applicable
             (Former name, former address and former fiscal year, if
                           changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          ____X___YES       _________NO

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the Registrant's classes of common stock, as of the last practicable date.

             1,135,310 shares of Common Stock as of April 30, 1997.

                                      INDEX


                       BRIDGE VIEW BANCORP AND SUBSIDIARY


Part I - Financial Information
-------------------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition
         March 31, 1997 and December 31, 1996 (unaudited)

         Consolidated Statements of Income
         Three months ended March 31, 1997 and 1996 (unaudited)

         Consolidated Statements of Cash Flow Three months ended March 31, 1997 and 1996 (unaudited)

         Notes to Unaudited Consolidated Financial Statements



Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

BRIDGE VIEW BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

                                                               March 31, 1997
                                                                (Unaudited)    December 31, 1996
                                                               ------------   -------------------
                                                                     (000's omitted)
ASSETS
Cash and cash equivalents:
         Cash and due from banks .............................      $   7,726       $   9,058
         Federal funds sold ..................................          9,000          14,500
                                                                    ---------       ---------
TOTAL CASH AND CASH EQUIVALENT ...............................         16,726          23,558
                                                                    ---------       ---------
Securities:
         FHLBNY Stock, at cost ...............................            476             476
         Available for sale ..................................         15,531           8,644
         Held to maturity ....................................         29,362          27,517
                                                                    ---------       ---------
TOTAL SECURITIES .............................................         45,369          36,637
                                                                    ---------       ---------
Loans, net of allowance for loan losses
    of $934 at March 31, 1997 and $861 at
    December 31, 1996 ........................................         76,692          75,752
Premises and equipment, net ..................................          1,719           1,752
Other real estate owned ......................................            139             139
Accrued interest receivable and other assets .................          1,433           1,222
                                                                    ---------       ---------
TOTAL ASSETS .................................................        142,078         139,060
                                                                    =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
         Non-interest bearing demand deposits ................         31,061          29,352
         Interest bearing deposits:
                  Savings and time deposits ..................         75,267          72,577
                  Certificates of deposit $100,000+ ..........         22,392          24,404
                                                                    ---------       ---------
TOTAL DEPOSITS ...............................................        128,720         126,333
                                                                    ---------       ---------
Accrued Interest Payable & Other Liabilities .................            728             509
                                                                    ---------       ---------
TOTAL LIABILITIES ............................................        129,448         126,842
                                                                    ---------       ---------
Commitments and contingencies
Stockholders' equity:
         Common stock, no par value, authorized
         5,000,000 shares issued and outstanding
         1,135,310 in 1997 and 1,048,320 in 1996 .............         10,856          10,647
         Undivided profits ...................................          1,833           1,573
         Net unrealized holding (losses) on
         securities available for sale .......................            (59)             (2)
                                                                    ---------       ---------
TOTAL STOCKHOLDERS' EQUITY ...................................         12,630          12,218
                                                                    ---------       ---------
Total Liabilities and Stockholders' Equity ...................      $ 142,078       $ 139,060
                                                                    =========       =========

See notes to unaudited consolidated financial statements.

BRIDGE VIEW BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                    Three Months Ended
                                                                          March 31
                                                                     1997           1996
                                                                   ---------------------
                                                             (000's omitted except per share data)

Interest Income:
         Loans, including fees ...............................      $1,665      $1,329
         Federal funds sold ..................................         159         104
         Investment Securities:
                  Taxable ....................................         519         297
                  Tax-exempt .................................          59          50
                                                                   -------      ------
TOTAL INTEREST INCOME ........................................       2,402       1,780
                                                                   -------      ------
Interest expense:
         Savings deposits ....................................         176         176
         Other time deposits .................................         395         173
         Certificates of deposit $100,000 + ..................         329         144
         Borrowed funds ......................................        --          --
                                                                   -------      ------
TOTAL INTEREST EXPENSE .......................................         900         493
                                                                   -------      ------

                  Net Interest Income ........................       1,502       1,287

Provision for loan losses ....................................          60          53
                                                                   -------      ------
         Net interest income after provision
                  for loan losses ............................       1,442       1,234
                                                                   -------      ------
Non-interest income:
         Service charge income ...............................         238         184
         Investment securities gains (losses) ................        --          --
                                                                   -------      ------
TOTAL NON-INTEREST INCOME ....................................         238         184
                                                                   -------      ------
Non-interest expense:
         Salaries and related expenses .......................         493         375
         Premises and fixed assets ...........................         200         191
         Other ...............................................         390         270
                                                                   -------      ------
TOTAL NON-INTEREST EXPENSE ...................................       1,083         836
                                                                   -------      ------
         Income before income taxes ..........................         597         582
Income tax expense ...........................................         233         227
                                                                   -------      ------
NET INCOME ...................................................      $  364      $  355
                                                                   -------      ------
Per Common Share:
         Net Income (Primary) ................................      $ 0.33      $ 0.32


See notes to unaudited consolidated financial statements.

BRIDGE VIEW BANK AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                 Three Months Ended March 31
                                                                     1997           1996
                                                                 ----------------------------
                                                                            (000's omitted)
Cash flows from operating activities:
         Net income ..........................................      $    364       $    355
         Adjustments to reconcile net income to
         net cash provided by operating activities:
              Depreciation and amortization ..................            41             38
              Provision for loan losses ......................            60             53
              Proceeds from mortgages held for sale ..........            53           --
              Originations of mortgages held for sale ........           (50)          --
              Increase in accrued interest receivable
                  and other assets ...........................          (211)          (236)
              Increase in accrued interest payable
                  and other liabilities ......................           219            305
             Other ...........................................             1              4
                                                                    --------       ---------
Net Cash Provided by Operating Activities ....................           477            519
                                                                    --------       ---------
Cash flows from investing activities:
         Proceeds from maturities of
                  investment securities ......................         3,624          2,041
         Purchase of investment securities ...................       (12,416)        (4,562)
         Net increase in loans ...............................        (1,000)        (4,909)
         Additions to premises and equipment .................            (8)           (10)
                                                                    --------       ---------
Net Cash Used in Investing Activities ........................        (9,800)        (7,440)
                                                                    --------       ---------
Cash flows from financing activities:
         Net increase in deposits ............................         2,387          4,928
         Common stock issued upon exercise
                  of stock warrants ..........................           209           --
         Cash paid for dividends .............................          (105)           (90)
                                                                    --------       ---------
Net Cash Provided by Financing Activities ....................         2,491          4,838
                                                                    --------       ---------
Net change in cash and cash equivalents ......................        (6,832)        (2,083)
Cash and cash equivalents as of beginning of year ............        23,558         14,531
                                                                    --------       ---------
Cash and Cash Equivalents as of End of Period ................      $ 16,726       $ 12,448
                                                                    ========       ========
Cash paid during the period for:
         Interest ............................................      $    874       $    457
         Income Taxes ........................................      $   --         $    276



See notes to unaudited consolidated financial statements.

BRIDGE VIEW BANCORP AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



 A. Basis of Presentation


Bridge View Bancorp ("the Company"), a bank holding company, was incorporated in May 1996 with authorized capital of 5,000,000 shares of no par value common stock. On December 6, 1996 the Company acquired 100 percent of the shares of Bridge View Bank ("the Bank") in an exchange of two shares of Company common stock for each share of Bank common stock (the "Exchange Rate.") The consolidated condensed financial statements presented for the period ended March 31, 1996 reflect information for the Bank prior to its acquisition by the Company and have been restated to reflect the Exchange Rate.

The consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 1996. The results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be of the results that may be expected for the year ended December 31, 1997.

The unaudited consolidated financial statements include the accounts of the Company and the Bank, its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.


B. Investment Securities


The Company classifies debt and equity securities into one of two categories at the time of purchase:

BRIDGE VIEW BANCORP AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Securities are classified as securities held to maturity based on management's intent and the Company's ability to hold them to maturity. Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts. Securities not classified as securities held to maturity are classified as securities available for sale, and are stated at fair value. Unrealized gains and losses on securities available for sale are excluded from results of operations, and are reported as a separate component of stockholders' equity, net of taxes. Securities classified as available for sale include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital or similar requirements. At March 31, 1997 $29,362,000 of the Company's investment securities were classified as held to maturity and the remainder were classified as available for sale.

The following table sets forth the carrying value of the Company's security portfolio as of the dates indicated:

A comparative summary of investment securities available for sale as of the dates indicated: (in thousands)

                                                     (Unaudited)
                                              Gross         Gross
                                  Amortized   Unrealized    Unrealized   Market
                                  Cost        Gains         Losses       Value
                                  ----        -----         ------       -----
March 31, 1997:
U.S. Government and
Agency Obligations                $15,628        -            97         15,531
                                  =======                     ==         =======

December 31, 1996
U.S. Government and
Agency Obligations                $  8,647      15           (18)         8,644
                                  ========      ==           =====       =======

A comparative summary of investment securities held to maturity as of the dates indicated: (in thousands)
                                                  (Unaudited)
                                               Gross        Gross
                                  Amortized    Unrealized   Unrealized   Market
                                  Cost         Gains        Losses       Value
                                  ----         -----        ------       -----
March 31, 1997:
U.S. Government and
Agency Obligations                $23,918        -          (103)        23,815
Municipal Obligations               5,444       14             -          5,458
                                  -------       --          -----        -------
                                  $29,362       14          (103)        29,273
                                  =======       ==          =====        =======

December 31, 1996:
U.S. Government
and Agency Obligations            $21,183       48           (37)        21,194
Municipal Obligations               6,334       18             -          6,352
                                  -------       --           ----        -------
                                  $27,517       66           (37)        27,546
                                  =======       ==           ====        =======

BRIDGE VIEW BANCORP AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Continued

C.  Loans and Allowance for Loan Losses
    The following table summarizes the components of the loan portfolio as of March 31, 1997 and as of December 31, 1996.
                         Loan Portfolio By Type of Loan
                                                 (Unaudited)
                                 March 31, 1997               December 31, 1996
                              -------------------           --------------------
                              Amount           %            Amount         %
                              ------          ---           ------        ---
                                             (Dollars in thousands)
Commercial and Industrial     $12,041       15.5%           $12,555      16.4%
Non-residential Properties     23,809       30.6             23,000      30.0
Residential Properties         38,545       49.6             37,706      49.1
Construction                    1,459        1.9              1,752       2.3
Consumer                        1,838        2.4              1,705       2.2
                              -------      -----            -------     -----
                              $77,692      100.0%           $76,718     100.0%
                              =======      =====            =======     ======

The following table represents activity in the allowance for loan losses for the three month periods ended March 31 ,1997 and as of March 31, 1996:

                            Allowance for Loan Losses
                                   (Unaudited)
                                                            Three Months Ended
                                                                 March 31
                                                                 --------
                                                              1997      1996
                                                              ----      ----
                                                          (Dollars in thousands)

Balance ...................................................  $ 861     $ 695
Recoveries ................................................     17         8
Charge-offs ...............................................     (4)        0
                                                             -----     -----
Net (charge-offs) recoveries ..............................     13         8
Provision for loan losses .................................     60        53
                                                             -----     -----
Balance - end of period ...................................  $ 934     $ 756
                                                             =====     =====

D.  Earnings Per Share
Earnings per share is based upon the weighted average number of shares outstanding, including common stock equivalents, utilizing the modified treasury stock method. All per share data has been restated to reflect the exchange data and the 5% stock dividend in April 1996. Average shares outstanding for purposes of calculating primary and fully diluted earnings per share are as follows:

                                                   3/31/97           3/31/96
                                                   -------           -------
Primary Earnings per Share                        1,211,464         1,097,282
Fully Diluted Earnings per Share                  1,211,464         1,097,282

                       BRIDGE VIEW BANCORP AND SUBSIDIARY


Management Discussion and Analysis of Financial Condition and Results of Operations

Net Income

For the three months ended March 31, 1997, net income increased by $9,000 or 2.5% to $364,000 from $355,000 for the three months ended March 31, 1996. The increase in net income is attributable to an increase in interest income of $622,000 or 34.9%; partially offset by a $407,000 or 82.6% increase in interest expense. This increase in interest income was primarily attributable to an increase of 27.3% in total loans and a 66.8% increase in investment securities. In addition to the increase in net interest income, non-interest income, consisting primarily of service charges on deposit accounts, increased by $54,000 or 29.3%. The volume increases in the Company's loan and securities portfolio were primarily funded through deposit growth.

Interest expense rose $407,000 or 82.6% for the three month period ending March 31, 1997 compared to the three months ending March 31, 1996. This increase is attributable to an increase in interest-bearing deposits of $28,688,000 or 41.6% compared to the March 31, 1996 interest-bearing deposits and reflects the effect of time deposit promotions in each of the Company's new branch offices.

Non-interest expense increased by $247,000 or 29.5% for the three month period ended March 31, 1997 compared to the same period in 1996. These increases reflect the Company's continued growth and expenses associated with two de novo branches opened in the second half, 1996.

On a per share basis, primary and fully-diluted earnings per share were $0.33 for the three months ended March 31, 1997 as compared to $0.32 per share for the three months ended March 31, 1996.

The following table sets forth certain information concerning certain of the Company's financial ratios at the periods presented for the quarter and not annualized:

                                                      (Unaudited)
                                     Three Month Period       Three Month Period
                                     Ended 3/31/97             Ended 3/31/96
                                     -------------             -------------

Return on Average Assets                 0.30%                     0.41%
Return on Average Equity                 3.06%                     3.56%
Equity to Average Assets                 8.89%                    11.04%

Provisions for Loan Losses
For the three month period ended March 31, 1997, the Company's provision for loan losses was $60,000; an increase of $7,000 over the provision of $53,000 for the three month period ended March 31, 1996. The increased provisions reflects the continued growth in the loan portfolio as well as management's view of the economy of its service area.

Non-Interest Expense
Other expenses for the three month period ended March 31, 1997 amounted to $1,083,000; an increase of $247,000 over the $836,000 for the first quarter, 1996. This increase is related primarily to staff additions and occupancy attributable to the Company's two new branches and customary merit increases in salary and employee benefits and data processing fees commensurate with the Bank's continued growth.

Income Tax Expense
The income tax provision, which includes both Federal and State taxes for the quarter ended March 31, 1997 and 1996 was $233,000 and $227,000 respectively. The increase in income taxes was attributable to the increase in income between both periods reported.

                               FINANCIAL CONDITION

At March 31, 1997 the Company's total assets were $142,078,000 compared to $139,060,000 at December 31, 1996. Net loans increased to $76,692,000 at March 31, 1997 from $75,752,000 at December 31, 1996. Total deposits at March 31, 1997 were $128,720,000; increased from $126,333,000 at December 31, 1996.

Loan Portfolio
At March 31, 1997 the Company's net loans were $76,692,000, an increase of $940,000 or 1.2% over net loans at December 31, 1996. The increase in the loan portfolio represents increased penetration of the local small business market. Management believes that the Company's success in penetrating this market is due to the fact that, through mergers and acquisitions, the company's trade area is now primarily served by large institutions, frequently headquartered out of state. Management believes that it is not cost-efficient for these larger institutions to provide the level of personal service to small business borrowers that the Company provides.


The Company's loans are primarily to businesses and individuals located in Bergen County, New Jersey. The Company has not made loans to borrowers outside of the United States. Commercial lending activities are focused primarily on lending to small business borrowers. The Company believes that its strategy of customer service, competitive rate structure and selective marketing have enabled the Company to gain market entry to local loans.

The following table sets forth the classification of the Company's loans by major category as of March 31, 1997 and December 31, 1996 respectively:
                                                 (Unaudited)
                                      March 31, 1997       December 31, 1996
                                   -------------------   -------------------
                                    Amount         %      Amount         %
                                   --------      -----   --------     ------
                                             (Dollars in thousands)

Commercial and Industrial           $12,041      15.5%    $12,555      16.4%
Non-Residential Properties           23,809      30.6      23,000      30.0
Residential Properties               38,545      49.6      37,706      49.1
Construction                          1,459       1.9       1,752       2.3
Consumer                              1,838       2.4       1,705       2.2
--------                            -------     -----     -------     -----
TOTAL LOANS                         $76,692     100.0%    $76,718     100.0%


The following table sets forth fixed and adjustable rate loans as of March 31, 1997 in terms of interest rate sensitivity:

                                          (Unaudited) (In thousands)
                                  Within       1 to 5       After
                                  One Year     Years        5 Years     Total
                                  --------     -----        -------     -----
Loans with Fixed Rate              4,146      35,695        4,663       43,891
Loans with Adjustable Rate        32,801           -            -       32,801

Asset Quality
The Company's principal assets are its loans. Inherent in the lending function is the risk of the borrower's inability to repay a loan under its existing terms. Risk exposure could result in non-accrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned.

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

The Bank attempts to minimize overall credit risk through loan diversification and its loan approval procedures. Due diligence begins at the time the borrower and the Company begin discussion of a loan request. Documentation, including a borrower's credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, source and timing of repayment and other factors are analyzed before a loan is submitted for approval.

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:

                                        Non-Performing Loans (in thousands) (Unaudited)
                                        March 31, 1997                December 31, 1996
                                        --------------                -----------------
Non-Accrual Loans                            $439                           $0
Non-Accrual Loans to Total Loans             0.57%                           0
Non-Performing Assets to Total Assets        0.31%                           0
Allowance for Possible Loan Losses
as a Percentage of Non-Performing Loans     212.8%                         N/A

Other than as disclosed above, there were no loans where information about possible credit problems of borrowers caused management to have serious doubts as to the ultimate collectibility of such loans.

As of the dates indicated in the above table, there were no concentrations of loans exceeding 10% of the Company's total loans and the Company had no foreign loans.

Allowance for Loan Losses
The Company attempts to maintain an allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the loan portfolio are analyzed on a continual basis by the Company's officers, by outside, independent loan review auditors and by the Company's audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net charge-offs (i.e. - loans judged to be uncollectible and charged against the reserve, less any recoveries on such loans.) Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions. In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additional provisions based on their judgments about information available to them at the time of their examination.

The Company's allowance for loan losses totaled $934,000 and $861,000 at March 31, 1997 and December 31, 1996, respectively. This increase in allowance is due to continued increase in the loan portfolio. The following is a summary of the reconciliation of the allowance for loan losses for the quarters ended March 31, 1997 and December 31, 1996.

                                                   (Unaudited)  (In thousands)
                                                     March 31,    December 31,
                                                       1997          1996
                                                    ----------    ----------
Balance at beginning of period                         $ 861        $ 692
Recoveries                                               (13)         (24)
Provision charged to expense                              60          193
                                                       -----        -----
BALANCE AT END OF PERIOD                               $ 934        $ 861


Balance of allowance at end of period as
a percent of loans at end of period                     1.22%        1.12%

The following table sets forth, for each of the Company's major lending areas, the amount and percentage of the Company's allowance for loan losses attributable to such category and the percentage of total loans represented by such category, as of the periods indicated:

                                                          (Unaudited)
                                    Allocation of the Allowance for Loan Losses by Category
                                                  (Dollars in thousands)
                                          March 31, 1997        December 31, 1996
                                          --------------        -----------------
                                     Amount      % of ALL    Amount       % of ALL
                                     ------      --------    ------       --------
Balance applicable to:
Commercial & Industrial               $220          23.6%     $235           27.29%
Real Estate:
Non-Residential Property               245          26.2       238           27.64
Residential Property                   242          25.9       234           27.18
Construction                            15           1.6        18            2.10
Consumer                                20           2.1        21            2.43
                                      ----          -----     ----          ------
Sub Total                              742          79.4       746           86.64
Unallocated Reserves                   192          20.6       115           13.36
                                      ----         -----      ----          ------
TOTAL                                 $934          100%      $861             100%

Investment Securities
The Company maintains an investment portfolio to fund increased loan demand or deposit withdrawals and other liquidity needs and to provide an additional source of interest income. The portfolio is composed of U.S. Treasury Securities, obligations of U.S. Government Agencies and selected municipal and state obligations.

At March 31, 1997 total investment securities excluding FHLBNY stock, were $44,893,000, an increase from total investment securities excluding FHLBNY stock of $36,161,000 at December 31, 1996. This increase in investment securities reflects increases in total deposits in excess of funds needed for new loan originations.

The following table sets forth, as of March 31, 1997 the maturity distribution of the Company's investment portfolio:

                   Maturity Schedule of Investment Securities

                                           March 31, 1997 (Unaudited)
                           Investment Securities             Securities for Sale
                           ---------------------             -------------------
                                            Weighted                            Weighted
                  Amortized    Market        Average  Amortized     Market       Average
                  Cost         Value         Yield       Cost       Value         Yield
                  ----         -----         -----       ----       -----         -----
Within 1 Year      17,835      17,806        6.07%      5,008       4,998         5.81%
1 to 5 Years       11,136      11,065        5.69%     10,620      10,533         5.88%
5 to 10 Years         391         402        9.12%         --          --           --
                   ------      ------       -----      ------      ------         -----
                   29,362      29,273                  15,628      15,531


The Company sold no securities during 1996 or during the first quarter 1997.

Deposits

Deposits are the Company's primary source of funds. The Company experienced a growth in deposit balances of $2,387,000 or 1.9% to $128,720,000 for the quarter ended March 31, 1997 from $126,333,000 at December 31, 1996. This growth was accomplished through the Company's emphasis on customer service, extended hours of operation, competitive rate structure and selective marketing. Among the increase in deposits, time deposits grew $29,342,000 or 88.5% to $52,560,000 at March 31, 1997 as compared to $33,159,000 at December 31, 1996, while non-interest bearing demand deposits grew 33.8% or $7,843,000 during the first three months 1997 as compared to year end 1996. The aggregate amount of non-interest bearing deposits totaled 24.1% of the Company's total deposits for the quarter ended March 31, 1997 as compared to 24.0% at December 31, 1996. The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the amount of various types of deposits for each of the periods indicated:

                                            (Unaudited) (In thousands)
                                       March 31, 1997         December 31, 1996
                                    --------------------      -----------------
                                     Amount          %          Amount     %
                                    --------       -----       -------   -----
Non-Interest Bearing Demand         $ 31,061       24.1%       $23,218   24.0%
Interest Bearing Demand               30,781       23.9         27,113   28.0
Savings                               14,318       11.1         13,212   13.7
Time Deposits                         52,560       40.9         33,159   34.3
                                    --------       ----        -------   ----
TOTAL                               $128,720        100%       $96,602    100%

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of March 31, 1997:

                                   (Unaudited)
                             (Dollars in Thousands)

Time Deposits ($100,000 and over)
Three months or less                                            $17,512
Over three months through six months                              2,331
Over six months through twelve months                             2,293
Over twelve months                                                  256
                                                                -------
TOTAL                                                           $22,392


Liquidity
The Company's liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner. The Company's principal sources of funds are deposits, scheduled amortization and prepayments of loan principal, sales and maturities of investment securities and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates economic conditions and competition.

The Company's total deposits equaled $128,720,000 at March 31, 1997 as compared to $126,333,000 at December 31, 1996. The increase in funds provided by deposit inflows during these years has been more than sufficient to provide for the Company's loan demand and excess funds have been invested in investment securities and federal funds sold.

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

One of the monitoring tools used by the ALCO is an analysis of the extent to which assets and liabilities are interest rate sensitive and measures the Company's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. Accordingly, during a period of rising rates, a negative gap may result in the yield on the institution's assets increasing at a slower rate than the increase in its cost of interest-bearing liabilities. Conversely, during a period of falling interest rates, an institution with a negative gap would experience a repricing of its assets at a slower rate than its interest-bearing liabilities which, consequently, may result in its net interest income growing.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at the periods indicated which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods presented. Except as noted, the amount of assets and liabilities which reprice or mature during a particular period were determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Because the Bank has no interest-bearing liabilities with a maturity greater than five years, management believes that a static gap for the over five year time period reflects a more accurate assessment of interest rate risk. The Company's loan repayment assumptions are based upon actual historic repayment rates.

          Cumulative Rate Sensitive Balance Sheet as of March 31, 1997
                           (Unaudited) (In thousands)

                              0 - 3     0  - 6    0 to 1   0 to 5    5+        All
                              Months    Months     Year     Years    Years    Others       Total
                              ------    ------     ----     -----    -----    ------       -----
Fixed Rate Investments        4,906     11,729    22,791   44,502      391         0       44,893
                                                                                           ------
                                                                                           44,893
Loans:
Commercial                   16,877     17,178    18,977   41,890      866         0       42,638
Participations                  180        180       180    2,348        0         0        2,348
Mortgages                         0          0       330   10,163    3,169         0       13,332
Consumer                     13,719     15,432    17,459   18,680      628         0       19,308
                                                                                           ------
                                                                                           77,862

Federal Funds Sold            9,000      9,000     9,000    9,000        0         0        9,000
Other Assets                      0          0         0        0        0    10,323       10,323
                                                                                           ------
                                                                                           19,323

TOTAL ASSETS                 44,682     53,519    68,737  126,583    5,054    10,323      142,078
                             ======     ======    ======  =======    =====    ======      =======



                           0 - 3     0  - 6      0 to 1      0 to 5      5+          All
                           Months    Months       Year       Years       Years     Others    Total
                           ------    ------       ----       -----       -----     ------    -----

Transaction/NOW Accounts   19,053     19,053     19,053      19,053           0         0    19,053
Money Market               11,728     11,728     11,728      11,728           0         0    11,728
Savings                    14,318     14,318     14,318      14,318           0         0    14,318
CD's (less than)
 $100,000                  17,840     23,683     27,947      29,247           0         0    29,297
CD's (greater than)
 $100,000                  18,283     20,614     22,907      22,392           0         0    22,392
Other Liabilities               0          0          0           0           0    32,660    32,660
Equity                          0          0          0           0           0    12,630    12,630
                           ------     ------     ------      ------      ------    ------   -------
TOTAL LIABILITIES
AND EQUITY                 81,222     89,396     95,953      96,788           0    45,290   142,078
                           ======     ======     ======      ======      ======    ======   =======

Dollar Gap               (36,540)    (35,877)   (27,216)      28,924          0
Gap/Total Assets          -25.72%     -25.25%    -19.16%      20.36%      23.91%
Target Gap Range       (-)+35.00%  (-)+30.00% (-)+25.00%  (-)+25.00%  (-)+25.00%
RSA/RSL *                  55.01%      59.87%     71.64%     129.62%     133.96%

* RSA/RSL is the percentage of repricing rate sensitive assets to rate sensitive liabilities

Capital

A significant measure o the strength of a financial institution is its capital base. The Company's federal regulators have classified and defined Company capital into the following components: (1) Tier I Capital, which includes tangible shareholders' equity for common stock and qualifying perpetual preferred stock, and (2) Tier II Capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt and preferred stock which does not qualify for Tier I Capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines which require certain capital as a percent of the Company's assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets.)

A bank holding company is required to maintain, at a minimum, Tier I Capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II Capital as a percentage of risk-adjusted assets of 8.0%.

In addition to the risk-based guidelines, the Company's regulators require that an institution which meets the regulator's highest performance and operation standards maintain a minimum leverage ratio (Tier I Capital as a percentage of tangible assets) of 3%. For those institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be evaluated through the on-going regulatory examination process. The Bank is subject to substantially similar regulations by its federal regulations.

The following table summarizes the risk-based and leverage capital ratios for the Bank at March 31, 1997 as well as the required minimum regulatory capital ratios:


                                Capital Adequacy

                                                        Minimum
                                       March 31,        Regulatory
                                       1997             Requirements
                                      ------           --------------
Risk Based Capital:
         Tier I Capital Ratio          14.10%              4.0%
         Total Capital Ratio           15.14%              8.0%
Leverage Ratio                         10.37%              4.0%

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

A number of existing FASB Statements are superseded or amended by SFAS 125. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 21, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Also, the extension of the SFAS 115 approach to certain non-security financial assets and the amendment to SFAS 115 is effective for financial assets held on or acquired after January 1, 1997. Reclassifications that are necessary because of the amendment do not call into question an entity's intent to hold other debt securities to maturity in the future. The Company, at this time, does not believe that SFAS 125 will have a significant impact on the consolidated financial position or results of operations in 1997.

RECENT ACCOUNTING PRONOUNCEMENTS
SFAS No. 125
In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125.) SFAS 125 amends portions of SFAS 115, amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in SFAS 65, and supersedes SFAS 122. The statement provides consistent standards for distinguishing transfers of financial assets which are sales from transfers that are secured borrowings. Those standards are based upon consistent application of a financial components approach that focuses on control. The statement also defines accounting treatment for servicing assets and other retained interest in the assets that are transferred. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. The adoption of the statement did not have a material effect on the Company' financial condition or results of operations.

SFAS No. 128
FASB Statement no. 128, Earnings Per Share (Statement 128) supersedes APB Opinion No. 15, Earnings Per Share, and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee: (IASC.) it replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation.

Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For many entitles Basic EPS will be higher than Primary EPS and Diluted EPS will be approximately the same as Fully Diluted EPS.

Statement 128 is applicable to all entities that have issued common stock or potential common stock (e.g., options, warrants, convertible securities, contingent stock agreements, etc.) if those securities trade in a public market either on a stock exchange (domestic or foreign) or in the over-the-counter market, including securities quoted only locally or regionally. This Statement also applies to an entity that has made a filing or is in the process of filing with a regulatory agency in preparation for the sale of those securities in a public market. However, Statement 128 does not require presentation of EPS for investment companies1 or in statements of wholly-owned subsidiaries.

Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted (although pro forma EPS disclosure in the footnotes for periods prior to required adoption is permitted.) After adoption, all prior period EPS data presented shall be restated (including interim financial statements, summaries of earnings and selected financial data) to conform with Statement 128.









------------------
(1) That is, investment companies that comply with the requirement of the AICPA Audit and Accounting Guide, Audits of Investment Companies, to present selected per share data.

PART II           OTHER INFORMATION
-------          -------------------
Item 1.           Legal Proceedings - NONE

Item 2.           Changes in Securities - NONE

Item 3.           Defaults Upon Senior Securities - NONE

Item 4.           Submission of Matters to a Vote of Securities Holders - NONE

Item 5.           Other Information - NONE

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits - Financial Data Schedule

                  (b) Reports on Form 8-K - NONE

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                          By: /s/ Albert F. Buzzetti
                                             -----------------------------------
                                             (Registrant - Bridge View Bancorp)
                                                 Albert F. Buzzetti
                                                 President and CEO











Date: May 7, 1997