Form 10QSB
period 1997-06-30
BRIDGE VIEW BANCORP
filed 1997-08-14
CIK 1022809

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-QSB

(Mark One)

(X) Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.

( ) Transaction report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ____________.

        Commission file number:       1-12165

                              Bridge View Bancorp
            (Exact name of registrant as specified in its charter)

        New Jersey                                          22-3461336
        (State or other jurisdiction of                     (I.R.S. Employer
          incorporation or organization)                      Identification)

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

             1,167,465 shares of Common Stock as of July 31, 1997.

                      BRIDGE VIEW BANCORP AND SUBSIDIARY


Part I - Financial Information


Item 1.  Financial Statements

        Consolidated Statements of Financial Condition
        June 30, 1997 and December 31, 1996 (unaudited)

        Consolidated Statements of Income
        Three months ended June 30, 1997 and 1996 (unaudited) and
        Six months ended June 30, 1997 and 1996 (unaudited)

        Consolidated Statements of Cash Flows
        Six months ended June 30, 1997 and 1996 (unaudited)

        Notes to Unaudited Consolidated Financial Statements



Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations

BRIDGE VIEW BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

                                                          June 30, 1997
                                                           (Unaudited)      December 31, 1996
                                                          -------------     -----------------
                                                                    (000's omitted)
ASSETS
Cash and cash equivalents:
        Cash and due from banks .....................       $  11,769           $   9,058
        Federal funds sold ..........................               0              14,500
-----------------------------------------------------------------------------------------
TOTAL CASH AND CASH EQUIVALENTS......................          11,769              23,558
-----------------------------------------------------------------------------------------
Securities:
        FHLBNY Stock, at cost .......................             476                 476
        Available for sale ..........................          15,604               8,644
        Held to maturity ............................          27,308              27,517
-----------------------------------------------------------------------------------------
TOTAL SECURITIES ....................................          43,388              36,637
-----------------------------------------------------------------------------------------
Loans, net of allowance for loan losses
    of $981 at June 30, 1997 and $861 at
    December 31, 1996 ...............................          81,239              75,752
Premises and equipment, net .........................           1,721               1,752
Other real estate owned .............................             131                 139
Accrued interest receivable and other assets ........           1,402               1,222
-----------------------------------------------------------------------------------------
TOTAL ASSETS ........................................         139,650             139,060
                                                              =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
        Non-interest bearing demand deposits ........          33,738              29,352
        Interest bearing deposits:
               Savings and time deposits ............          75,897              72,577
               Certificates of deposit $100,000+ ....          16,276              24,404
-----------------------------------------------------------------------------------------
TOTAL DEPOSITS ......................................         125,911             126,333
-----------------------------------------------------------------------------------------
Accrued Interest Payable & Other Liabilities ........             469                 509
-----------------------------------------------------------------------------------------
TOTAL LIABILITIES ...................................         126,380             126,842
-----------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
        Common stock, no par value, authorized
        5,000,000 shares issued and outstanding
        1,143,638 in 1997 and 1,048,320 in 1996 .....          12,425              10,647
        Undivided profits ...........................             847               1,573
        Net unrealized holding (losses) on
        securities available for sale ...............              (2)                 (2)
-----------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY ..........................          13,270              12,218
-----------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity ..........       $ 139,650           $ 139,060
                                                            =========           =========

See notes to unaudited consolidated financial statements.

BRIDGE VIEW BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                    Three Months Ended           Six Months Ended
                                                          June 30                     June 30
                                                   1997            1996          1997         1996
                                                   --------------------          -----------------
                                                     (000's omitted except per share data)

Interest Income:
         Loans, including fees .................   $1,812        $1,445        $3,477        $2,774
         Federal funds sold ....................       56            21           215           125
         Investment Securities:
                  Taxable ......................      572           328         1,091           625
                  Tax-exempt ...................       56            50           115           100
---------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME ..........................    2,496         1,844         4,898         3,624
---------------------------------------------------------------------------------------------------
Interest expense:
         Savings deposits ......................      203           169           379           345
         Other time deposits ...................      358           173           752           346
         Certificates of deposit $100,000+ .....      234           142           564           286
         Borrowed funds ........................        1             5             1             5
---------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE .........................      796           489         1,696           982
---------------------------------------------------------------------------------------------------

                  Net Interest Income ..........    1,700         1,355         3,202         2,642

Provision for loan losses ......................       60            60           120           113
---------------------------------------------------------------------------------------------------
         Net interest income after provision
                  for loan losses ..............    1,640         1,295         3,082         2,529
---------------------------------------------------------------------------------------------------
Non-interest income:
         Service charge income .................      289           179           527           363
                                                                                                 --
---------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME ......................      289           179           527           363
---------------------------------------------------------------------------------------------------
Non-interest expense:
         Salaries and related expenses .........      488           389           998           765
         Premises and fixed assets .............      234           175           468           359
         Other .................................      361           302           700           578
---------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE .....................    1,083           866         2,166         1,702
---------------------------------------------------------------------------------------------------
         Income before income taxes ............      846           608         1,443         1,190
Income tax expense .............................      331           237           564           464
---------------------------------------------------------------------------------------------------
NET INCOME .....................................   $  515        $  371        $  879        $  726
---------------------------------------------------------------------------------------------------
Per Common Share:
         Net Income (Primary) ..................   $ 0.39        $ 0.31        $ 0.71        $ 0.61
         Net Income (Fully Diluted)  ...........   $ 0.39        $ 0.31        $ 0.71        $ 0.61

See notes to unaudited consolidated financial statements.

BRIDGE VIEW BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                           Six Months Ended
                                                                June 30
                                                          1997          1996
                                                       ------------------------
                                                          (000's omitted)
Cash flows from operating activities:
        Net income .................................   $    879       $    726
        Adjustments to reconcile net income to
        net cash provided by operating activities:
             Depreciation and amortization .........         81             76
             Provision for loan losses .............        120            113
             Increase in accrued interest receivable
               and other assets ....................       (180)          (272)
             (Decrease) in accrued interest
               Payable and other liabilities .......        (40)           (30)
             Other .................................          6              0
------------------------------------------------------------------------------
Net Cash Provided by Operating Activities ..........        866            613
------------------------------------------------------------------------------
Cash flows from investing activities:
        Proceeds from maturities of
               investment securities ...............      8,406          5,881
        Purchase of investment securities ..........    (15,263)       (10,419)
        Net increase in loans ......................     (5,487)       (11,395)
        Retirements (additions) to premises
               and equipment .......................        (50)           (50)
------------------------------------------------------------------------------
Net Cash Used in Investing Activities ..............    (12,394)       (15,983)
------------------------------------------------------------------------------
Cash flows from financing activities:
        Net (decrease) increase in deposits ........       (422)         4,880
        Net increase in Fed Funds Borrowed .........          0          2,500
        Proceeds from issuance of common stock .....        385             15
        Cash paid for dividends ....................       (224)          (184)
------------------------------------------------------------------------------
Net Cash Provided by Financing Activities ..........       (261)         7,211
------------------------------------------------------------------------------
Net change in cash and cash equivalents ............    (11,789)        (8,159)
Cash and cash equivalents as of beginning of period      23,558         14,531
------------------------------------------------------------------------------
Cash and Cash Equivalents as of End of Period ......   $ 11,769       $  6,372
------------------------------------------------------------------------------
Cash paid during the period for:
        Interest ...................................   $  1,151       $    960
        Income Taxes ...............................   $    521       $    769



See notes to unaudited consolidated financial statements.

BRIDGE VIEW BANCORP AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



A.   Basis of Presentation


Bridge View Bancorp ("the Company"), a bank holding company, was incorporated in May 1996 with authorized capital of 5,000,000 shares of no par value common stock. On December 6, 1996 the Company acquired 100 percent of the shares of Bridge View Bank ("the Bank") in an exchange of two shares of Company common stock for each share of Bank common stock (the "Exchange Rate.") The consolidated condensed financial statements presented for the period ended June 30, 1996 reflect information for the Bank prior to its acquisition by the Company and have been restated to reflect the Exchange Rate.

The consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 1996. The results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

The unaudited consolidated financial statements include the accounts of the Company and the Bank, its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated.


B.   Investment Securities


The Company classifies debt and equity securities into one of two categories at the time of purchase:

BRIDGE VIEW BANCORP AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Securities are classified as securities held to maturity based on management's intent and the Company's ability to hold them to maturity. Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts. Securities not classified as securities held to maturity are classified as securities available for sale, and are stated at fair value. Unrealized gains and losses on securities available for sale are excluded from results of operations, and are reported as a separate component of stockholders' equity, net of taxes. Securities classified as available for sale include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital or similar requirements. At June 30, 1997 $27,308,000 of investment securities were classified as held to maturity and the remainder were available for sale.

The following table sets forth the carrying value of the Company's security portfolio as of the dates indicated:

A comparative summary of investment securities available for sale as of the dates indicated:


                                         (in thousands, Unaudited)
                                          Gross          Gross
                           Amortized      Unrealized     Unrealized     Market
                           Cost           Gains          Losses         Value
                           ---------      ----------     ----------     ------
June 30, 1997:
U.S. Government and
Agency Obligations         $15,608            -                (4)      15,604
                           =======                        =======      =======
December 31, 1996
U.S. Government and
Agency Obligations         $ 8,647            15              (18)       8,644
                           =======          ====          =======      =======

A comparative summary of investment securities held to maturity as of the dates indicated:


                                         (in thousands, Unaudited)
                                          Gross          Gross
                           Amortized      Unrealized     Unrealized     Market
                           Cost           Gains          Losses         Value
                           ---------      ----------     ----------     ------
June 30, 1997:
U.S. Government and
Agency Obligations         $22,418             -               (8)      22,410
State and Municipal
Obligations                  4,890            19                -        4,909
                           -------          ----          -------      -------
                           $27,308            19               (8)      27,319
                           =======          ====          =======      =======
December 31, 1996:
U.S. Government
and Agency Obligations     $21,183            48              (37)      21,194
State and Municipal
Obligations                  6,334            18                -        6,352
                           -------          ----          -------      -------
                           $27,517            66              (37)      27,546
                           =======          ====          =======      =======

BRIDGE VIEW BANCORP AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Continued

C.  Loans and Allowance for Loan Losses

      The following table summarizes the components of the loan portfolio as of June 30, 1997 and as of December 31, 1996.

                        Loan Portfolio By Type of Loan

                                          (Unaudited)
                                June 30, 1997           December 31, 1996
                             ------------------        ------------------
                              Amount         %          Amount         %
                             --------       ---        --------       ---
                                          (Dollars in thousands)
Commercial and Industrial    $14,220       17.3%       $12,455       16.3%
Non-residential Properties    24,763       30.1         22,998       30.0
Residential Properties ...    39,203       47.7         37,703       49.2
Construction .............     2,296        2.8          1,752        2.3
Consumer .................     1,738        2.1          1,705        2.2
                             -------      -----        -------      -----
                             $82,220      100.0%       $76,613      100.0%
                             =======      =====        =======      =====


The following table represents activity in the allowance for loan losses for the three month periods ended June 30, 1997 and as of June 30, 1996:

                           Allowance for Loan Losses
                                  (Unaudited)

                                                      Three Months Ended
                                                            June 30
                                                    ---------------------
                                                      1997         1996
                                                     ------       ------
                                                    (Dollars in thousands)
Balance - beginning of period ...................     $ 934        $ 756
Recoveries ......................................         1            3
Charge-offs .....................................       (14)           0
                                                      ------------------
Net (charge-offs) recoveries ....................       (13)           3
Provision for loan losses .......................        60           60
                                                      ------------------
Balance - end of period .........................     $ 981        $ 819
                                                      ==================

D.  Earnings Per Share
Earnings per share is based upon the weighted average number of shares outstanding, including common stock equivalents, utilizing the modified treasury stock method. All per share data has been restated to reflect the Exchange Rate and the 5% stock dividend in April 1997. Average shares outstanding for purposes of calculating primary and fully diluted earnings per share are as follows:


                                                  Three months Ended              Six Months Ended
                                                6/30/97        6/30/96        6/30/97        6/30/96
                                               ---------      ---------      ---------      ---------
Primary Earnings per Share                     1,331,680      1,189,945      1,249,622      1,194,343
Fully Diluted Earnings per Share               1,331,680      1,189,945      1,249,622      1,194,343

                      BRIDGE VIEW BANCORP AND SUBSIDIARY


Management's Discussion and Analysis of Financial Condition and Results of Operations

        Results of Operations : Three Months Ended and Six Months Ended
                            June 30, 1997 and 1996

Net Income

For the three months ended June 30, 1997, net income increased by $144,000 or 38.8% to $515,000 from $371,000 for the three months ended June 30, 1996. For the six months ended June 30, 1997, net income reached $879,000, an increase of $153,000 or 21.1%, when compared to net income of $726,000 for the six months ended June 30, 1996. The increase in net income is attributable to an increase in net-interest income of $345,000 or 25.5% and an increase of $560,000 or 21.2% for the three month period and six month period ended June 30, 1997, respectively, when compared to their same periods in 1996. This increase in interest income and non-interest income was primarily attributable to an increase of 21.6% in net loans, a 50.4% increase in investment securities, and a 39.7% increase in total deposits. In addition to the increase in net interest income, non-interest income, consisting primarily of service charges on deposit accounts, increased by $110,000 or 61.5%.

Interest expense rose $307,000 or 62.8% for the three month period ending June 30, 1997 compared to the three months ending June 30, 1996. Interest expense also rose $714,000 or 72.7% to $1,696,000 for the six months ended June 30, 1997 compared to $982,000 for the six month period ended June 30, 1996. This increase reflects the effect of time deposit promotions in each of the Company's new branch offices and an increase in interest bearing deposits of $24,354,000 or 35.9% for the three months ending June 30, 1997 as compared to the same period in 1996.

Non-interest expense increased by $217,000 or 25.1% and $464,000 or 27.3% for the three month period and the six month period ended June 30, 1997 compared to the same periods in 1996. These increases reflect the Company's continued growth coupled with the effect of ongoing expenses associated with two de novo branches opened in the second half of 1996.

On a per share basis, primary and fully-diluted earnings per share were $0.39 for the three months ended June 30, 1997 as compared to $0.31 per share for the three months ended June 30, 1996. For the six month period ended June 30, 1997, primary and fully diluted earnings per share represented $0.71 as compared to $0.61 for the same period in 1996.

The following table sets forth certain information concerning certain of the Company's financial ratios at the periods presented for the three month and the six month periods and not annualized:

                                               (Unaudited)

                           Three Month Period Ended    Six Month Period Ended
                           6/30/97         6/30/96     6/30/97         6/30/96
                           -------         -------     -------         -------

Return on Average Assets    0.37%            0.42%      0.73%            0.84%
Return on Average Equity    3.46%            3.72%      6.92%            7.44%
Equity to Average Assets    9.51%           11.45%      9.44%           11.51%



Provisions for Loan Losses
For the three month period ended June 30, 1997, the Company's provision for loan losses which was $60,000; remained consistent with the provision for the three month period ended June 30, 1996. The provision for the six months ended June 30, 1997 was $120,000, an increase of $7,000 or 6.2% above the $113,000 provision for the six months ended June 30, 1996. The stability of the provisions reflects management's view of the economy of its service area coupled with consistent loan growth.

Non-Interest Expense
Non-interest expenses for the three month and six month periods ended June 30, 1997 amounted to $1,083,000 and $2,166,000, respectively; an increase of $217,000 and $464,000 over the $866,000 and $1,702,000 for the respective periods in 1996. This increase is related primarily to staff additions and occupancy attributable to the Company's two new branches and customary merit increases in salary and employee benefits and data processing fees commensurate with the Bank's continued growth.

Income Tax Expense
The income tax provision, which includes both Federal and State taxes for the quarter ended June 30, 1997 and 1996 was $331,000 and $237,000 respectively. For the first half of 1997 and 1996, the income tax provision aggregated $564,000 and $464,000, respectively. The increase in income taxes was attributable to the increase in pre-tax income between both periods reported.

           FINANCIAL CONDITION : June 30, 1997 and December 31, 1996

At June 30, 1997 the Company's total assets were $139,650,000 compared to $139,060,000 at December 31, 1996. Net loans increased to $81,239,000 at June 30, 1997 from $75,752,000 at December 31, 1996. Total deposits at June 30, 1997 were $125,911,000; a decrease of $422,000 from $126,333,000 at December
31, 1996.

Loan Portfolio
At June 30, 1997 the Company's net loans were $81,239,000, an increase of $5,487,000 or 7.2% over net loans at December 31, 1996. The increase in the loan portfolio represents increased penetration of the local small business market. Management believes that the Company's success in penetrating this market is due to the Company's trade area now being served by large out-of-state institutions which resulted from mergers and acquisitions in the industry. Management believes that it is not cost-efficient for these larger institutions to provide the level of personal service to small business borrowers that the Company provides.


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



The following table sets forth the classification of the Company's loans by major category as of June 30, 1997 and December 31, 1996 respectively:

                                                 (Unaudited)
                                  June 30, 1997          December 31, 1996
                               ------------------        -----------------
                               Amount          %          Amount        %
                               ------         ---         ------       ---
                                           (Dollars in thousands)

Commercial and Industrial       $14,220      17.3%       $12,455      16.3%
Non-Residential Properties       24,763      30.1         22,998      30.0
Residential Properties ...       39,203      47.7         37,703      49.2
Construction .............        2,296       2.8          1,752       2.3
Consumer .................        1,738       2.1          1,705       2.2
                                -------     -----        -------     -----
TOTAL LOANS ..............      $82,220     100.0%       $76,613     100.0%


The following table sets forth fixed and adjustable rate loans as of June 30, 1997 in terms of interest rate sensitivity:

                                           (Unaudited) (In thousands)
                                   Within     1 to 5         After
                                  One Year     Years        5 Years      Total
                                  --------    ------        -------      -----
Loans with Fixed Rate ....          3,010      40,399        3,399       46,808
Loans with Adjustable Rate         28,386       6,120          906       35,412

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

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:

                                                  Non-Performing Loans
                                           June 30, 1997    December 31, 1996
                                           -------------    -----------------
                                               (in thousands, Unaudited)

Non-Accrual Loans .....................        $ 439             $  0
Non-Accrual Loans to Total Loans ......         0.53%            0.00%
Non-Performing Assets to Total Assets .         0.41%            0.10%
Allowance for Possible Loan Losses
as a Percentage of Non-Performing Loans       172.11%          619.42%

Other than as disclosed above, there were no loans where information about possible credit problems of borrowers caused management to have serious doubts as to the ultimate collectibility of such loans.

As of the dates indicated in the above table, there were no concentrations of loans exceeding 10% of the Company's total loans and the Company had no foreign loans.

Allowance for Loan Losses
The Company attempts to maintain an allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the loan portfolio are analyzed on a continual basis by the Company's officers, by external independent loan review auditors and by the Company's audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net charge-offs (i.e. - loans judged to be uncollectible and charged against the reserve, less any recoveries on such loans.) Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions. In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additional provisions based on their judgments about information available to them at the time of their examination.

The Company's allowance for loan losses totaled $981,000 and $861,000 at June 30, 1997 and December 31, 1996, respectively. This increase in allowance is due to continued increase in the loan portfolio. The following is a summary of the reconciliation of the allowance for loan losses for the six months ended June 30, 1997 and the year ended December 31, 1996.


                                             (Unaudited)  (In thousands)
                                             June 30,         December 31,
                                               1997               1996
                                             --------         ------------
Balance at beginning of period                 $861              $692
Recoveries, net                                  (0)              (24)
Provision charged to expense                    120               193
                                               ----             -----
BALANCE AT END OF PERIOD                       $981             $ 861


Balance of allowance at end of period as
a percent of loans at end of period            1.19%            1.12%

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


                                                  (Unaudited)
                                        Allocation of the Allowance for
                                            Loan Losses by Category
                                            (Dollars in thousands)

                                  June 30, 1997             December 31, 1996
                              --------------------       ----------------------
                              Amount    % of ALL         Amount        % of ALL
                              ------    --------         ------        --------
Balance applicable to:
Commercial & Industrial       $243       24.77%           $235         27.29%
Real Estate:
Non-Residential Property       258       26.30             238         27.64
Residential Property           241       24.57             234         27.18
Construction                    23        2.34              18          2.10
Consumer                        20        2.04              21          2.43
                              ----      ------            ----         -----
Sub Total                      785       80.02             746         86.64
Unallocated Reserves           196       19.98             115         13.36
                              ----      ------            ----         -----
TOTAL                         $981         100%           $861           100%

Investment Securities
The Company maintains an investment portfolio to fund increased loan demand or deposit withdrawals and other liquidity needs and to provide an additional source of interest income. The portfolio is composed of U.S. Treasury Securities, obligations of U.S. Government Agencies and selected municipal and state obligations.

At June 30, 1997 total investment securities excluding FHLBNY stock, were $42,912,000, an increase of $6,751,000 or 18.7% from total investment securities excluding FHLBNY stock of $36,161,000 at December 31, 1996. This increase in investment securities reflects increases in total deposits in excess of funds needed for new loan originations.

The following table sets forth, as of June 30, 1997 the maturity distribution of the Company's investment portfolio:

                  Maturity Schedule of Investment Securities
                           June 30, 1997 (Unaudited)

                       Investment Securities                     Securities for Sale
               ------------------------------------  ------------------------------------
                                           Weighted                             Weighted
               Amortized      Market       Average   Amortized      Market      Average
               Cost           Value        Yield     Cost           Value       Yield
               ---------      ------        -------  ---------      ------      ---------
Within 1 Year     18,757       18,749        5.79%      4,005          4,005        5.52%
1 to 5 Years       8,551        8,570        6.01%     11,603         11,599        5.98%
5 to 10 Years         --           --         -- %         --             --         -- %
                   -----        -----                  ------         ------
                  27,308       27,319                  15,608         15,604

The Company sold no securities during 1996 or during the first half of 1997.

Deposits

Deposits are the Company's primary source of funds. The Company experienced a slight decline in deposit balances of $422,000 or 0.3% to $125,911,000 for the period ended June 30, 1997 from $126,333,000 at December 31, 1996. This overall decline occurred, primarily, due to runoff of certificates of deposit which were obtained through promotions during 1996. The Company did experience increases in non-interest bearing deposits as well as in savings and time deposits through the Company's emphasis on customer service, extended hours of operation, competitive rate structure and selective marketing. Savings and time deposits grew $3,320,000 or 4.6% to $75,897,000 at June 30, 1997 as compared to $72,577,000 at December 31, 1996, while non-interest bearing demand deposits grew 14.9% or $4,386,000 during the first half of 1997 as compared to year end 1996. The aggregate amount of non-interest bearing deposits totaled 26.8% of the Company's total deposits for the period ended June 30, 1997 as compared to 23.2% at December 31, 1996. The Company has no foreign deposits, nor are there any material concentrations of deposits.




The following table sets forth the amount of various types of deposits for each of the periods indicated:

                                          (Unaudited) (In thousands)
                                    June 30, 1997          December 31, 1996
                                 ------------------       --------------------
                                  Amount         %          Amount         %
                                  ------        ---         ------        ---
Non-Interest Bearing Demand      $  33,738     26.8%      $  29,352      23.3%
Interest Bearing Demand             35,475     28.2          29,906      23.7
Savings                             16,873     13.4          13,160      10.4
Time Deposits                       39,825     31.6          53,915      42.6
                                  --------     ----        --------      ---
TOTAL                             $125,911      100%       $126,333       100%

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of June 30, 1997:

                                  (Unaudited)
                            (Dollars in Thousands)

Time Deposits ($100,000 and over)
Three months or less                                        $11,336
Over three months through twelve months                       4,580
Over twelve months                                              360
                                                            -------
TOTAL                                                       $16,276

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

The Company's total deposits equaled $ 125,911,000 at June 30, 1997 as compared to $126,333,000 at December 31, 1996. The deposit levels have been more than sufficient to provide for the Company's loan demand and excess funds have been invested in investment securities and federal funds sold.

Through the Company's investment portfolio the Company has generally sought to obtain a safe, yet slightly higher yield than would have been available to the company as a net seller of overnight federal funds while still maintaining liquidity. Through its investment portfolio, the Company also attempts to manage its maturity gap by seeking maturities of investments which coincide as closely as possible with maturities of deposits. The Company's investment portfolio also includes securities held for sale to provide liquidity for anticipated loan demand and other liquidity needs.

Although the Company has traditionally been a net "seller" of federal funds, the Company does maintain lines of credit with the Federal Home Loan Bank of New York, Summit Bank and Bank of New York for "purchase" of federal funds in the event that temporary liquidity needs arise.


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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at the periods indicated which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods presented. Except as noted, the amount of assets and liabilities which reprice or mature during a particular period were determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Because the Company has no interest-bearing liabilities with a maturity greater than five years, management believes that a static gap for the over five year time period reflects a more accurate assessment of interest rate risk. The Company's loan repayment assumptions are based upon actual historic repayment rates.

          Cumulative Rate Sensitive Balance Sheet as of June 30, 1997
                          (Unaudited) (In thousands)

                             0 - 3        0  - 6      0 to 1      0 to 5      5+         All
                             Months       Months       Year       Years      Years     Others      Total
                            --------      ------      ------      ------     ------    ------     -------
Fixed Rate Investments         7,571      13,634      22,762      42,521        391         0      42,912
                                                                                                  -------
                                                                                                   42,912
Loans:
Commercial ...........        19,029      19,529      21,281      46,563        532         0      47,095
Participations .......             0           0         138       1,930        180         0       2,110
Mortgages ............           183         183         183      12,150      2,496         0      14,646
Consumer .............        13,594      15,536      16,204      18,045        463                18,508
                                                                                                  -------
                                                                                                   82,359

Other Assets .........             0           0           0           0          0    14,379      14,379
                                                                                                  -------
                                                                                                   14,379

TOTAL ASSETS .........        40,377      48,882      60,568     121,209      4,062    14,379     139,650
                            =============================================================================

                             0 - 3        0  - 6      0 to 1      0 to 5      5+         All
                             Months       Months       Year       Years      Years     Others      Total
                            --------      ------      ------      ------     ------    ------     -------
Transaction/NOW Accounts .    23,759      23,759      23,759      23,759          0         0      23,759
Money Market .............    11,715      11,715      11,715      11,715          0         0      11,715
Other Savings ............    16,873      16,873      16,873      16,873          0         0      16,873
CD's Less than $100,000 ..    12,486      20,195      22,308      23,550          0         0      23,550
CD's greater than $100,000     8,630      13,957      15,418      16,276          0         0      16,276
Other Liabilities ........         0           0           0           0          0    34,207      34,207
Equity ...................         0           0           0           0          0    13,270      13,270
                            -----------------------------------------------------------------------------
TOTAL LIABILITIES
AND EQUITY ...............    73,463      86,499      90,073      92,173          0    47,477     139,650
                            =============================================================================

Dollar Gap ...............   (33,086)    (37,617)    (29,505)     29,036          0   (33,098)
Gap/Total Assets .........    -23.69%     -26.94%     -21.13%      20.79%         0    -23.70%
Target Gap Range .........  +/-35.00%   +/-30.00%   +/-25.00%   +/-25.00%         0  +/-25.00%
RSA/RSL * ................     54.96%      56.51%      67.24%     131.50%         0    134.83%

* RSA/RSL is the percentage of repricing rate sensitive assets to rate sensitive liabilities

Capital

A significant measure of the strength of a financial institution is its capital base. The Company's federal regulators have classified and defined Company capital into the following components: (1) Tier I Capital, which includes tangible shareholders' equity for common stock and qualifying preferred stock, and (2) Tier II Capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt and preferred stock which does not qualify for Tier I Capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines which require certain capital as a percent of the Company's assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets.)

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

The following table summarizes the risk-based and leverage capital ratios for the Bank at June 30, 1997 as well as the required minimum regulatory capital ratios:


                               Capital Adequacy

                                                                Minimum
                                             June 30,           Regulatory
                                             1997               Requirements
                                             --------           ------------
Risk Based Capital:
        Tier I Capital Ratio                 14.45%                 4.0%
        Total Capital Ratio                  15.52%                 8.0%
Leverage Ratio                               10.02%                 3.0%

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

Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For many entities Basic EPS will be higher than Primary EPS and Diluted EPS will be approximately the same as Fully Diluted EPS. Statement 128 is applicable to all entities that have issued common stock or potential common stock (e.g., options, warrants, convertible securities, contingent stock agreements, etc.) if those securities trade in a public market either on a stock exchange (domestic or foreign) or in the over-the-counter market, including securities quoted only locally or regionally. This Statement also applies to an entity that has made a filing or is in the process of filing with a regulatory agency in preparation for the sale of those securities in a public market. However, Statement 128 does not require presentation of EPS for investment companies or in statements of wholly-owned subsidiaries.

Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted (although pro forma EPS disclosure in the footnotes for periods prior to required adoption is permitted.) After adoption, all prior period EPS data presented shall be restated (including interim financial statements, summaries of earnings and selected financial data) to conform with Statement
128. The Company does not believe the adoption of Statement 128 will have a material effect on any Company's reported income or financial condition.



SFAS No. 130
FASB Statement No. 130, "Reporting Comprehensive Income", (SFAS 130) established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings - NONE

Item 2.           Changes in Securities - NONE

Item 3.           Defaults Upon Senior Securities - NONE

Item 4.           Submission of Matters to a Vote of
                    Securities Holders - INSERT 4


         The Company's Annual Meeting of Shareholders was held on May 15, 1997. At the Annual Meeting, the following matters were voted on:

         1. ELECTION OF DIRECTORS -- The following Directors received the following votes:

-----------------------------------------------------------------------------
      DIRECTOR                   FOR             AGAINST          ABSTAINED
-----------------------------------------------------------------------------
Albert F. Buzzetti .......     826,555               0               0
-----------------------------------------------------------------------------
Gerald  A. Calabrese, Jr .     826,555               0               0
-----------------------------------------------------------------------------
Glenn L. Creamer .........     826,555               0               0
-----------------------------------------------------------------------------
Bernard Mann .............     826,555               0               0
-----------------------------------------------------------------------------
Mark Metzger .............     826,555               0               0
-----------------------------------------------------------------------------
Jeremiah  F. O'Connor, Jr      826,555               0               0
-----------------------------------------------------------------------------
Joseph C. Parisi .........     826,555               0               0
-----------------------------------------------------------------------------
John A. Schepisi .........     826,555               0               0
-----------------------------------------------------------------------------
All nominees were reelected.


        2. Amendments to the Company's Certificate of Incorporation to classify the Board of Directors into three classes and to prevent removal of Directors by stockholders without cause:
                 764,568 FOR            16,211 AGAINST           606 ABSTAIN





Item 5.                   Other Information - NONE

Item 6.                   Exhibits and Reports on Form 8-K

                          (a)  Exhibits - See INDEX TO EXHIBITS

                          (b)  Reports on Form 8-K - NONE

                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      By:       /s/ Albert F. Buzzetti
                                            ------------------------------
                                             (Registrant - Bridge View Bancorp)
                                             Albert F. Buzzetti
                                             President and CEO











Date:   August 12, 1997

                              BRIDGE VIEW BANCORP

                               INDEX TO EXHIBITS





Exhibit
Number                 Description of Exhibits
---------              ----------------------------


    27                 Financial Data Schedule