Form 10QSB
period 1997-09-30
BRIDGE VIEW BANCORP
filed 1997-11-04
CIK 1022809

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)

   (X)          Quarterly report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               for the quarterly period ended September 30, 1997.

   ( )         Transaction report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934
           for the transition period from ___________ to ____________.


                         Commission file number: 1-12165


                               BRIDGE VIEW BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                NEW JERSEY                                        22-3461336
    -------------------------------                            ----------------
    (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                              Identification)


457 SYLVAN AVENUE, ENGLEWOOD CLIFFS, NJ                               07632
----------------------------------------                           ----------
(Address of principal executive offices)                           (zip code)


                                  201-871-7800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              X  YES          NO
                             ---          ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the Registrant's classes of common stock, as of the last practicable date.

            1,260,836 SHARES OF COMMON STOCK AS OF OCTOBER 15, 1997.

================================================================================

                       BRIDGE VIEW BANCORP AND SUBSIDIARY


PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition
           September 30, 1997 and December 31, 1996 (unaudited)

         Consolidated Statements of Income
           Three months ended September 30, 1997 and 1996 (unaudited) and Nine months ended September 30, 1997 and 1996 (unaudited)

         Consolidated Statements of Cash Flows Nine months ended September 30,
           1997 and 1996 (unaudited)

         Notes to Unaudited Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

                       BRIDGE VIEW BANCORP AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)


                                                      September 30, December 31,
                                                          1997          1996
                                                      ------------  ------------
                                                      (Unaudited)

                                                          (000's omitted)
ASSETS
Cash and cash equivalents:
  Cash and due from banks ..........................   $ 13,028      $  9,058
  Federal funds sold ...............................      2,500        14,500
                                                       --------      --------
TOTAL CASH AND CASH EQUIVALENTS ....................     15,528        23,558
                                                       --------      --------
Securities:
  FHLBNY Stock, at cost ............................        476           476
  Available for sale ...............................     14,592         8,644
  Held to maturity .................................     26,573        27,517
                                                       --------      --------
TOTAL SECURITIES ...................................     41,641        36,637
                                                       --------      --------
Loans, net of allowance for loan losses
  of $1,009 at September 30, 1997 and $861 at
  December 31, 1996 ................................     82,435        75,752
Premises and equipment, net ........................      1,688         1,752
Other real estate owned ............................          0           139
Accrued interest receivable and other assets .......      1,295         1,222
                                                       --------      --------
TOTAL ASSETS .......................................   $142,587      $139,060
                                                       ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing demand deposits .............   $ 34,182      $ 29,352
  Interest bearing deposits:
    Savings, demand, and time deposits .............     73,790        72,577
    Certificates of deposit $100,000+ ..............     19,343        24,404
                                                       --------      --------
TOTAL DEPOSITS .....................................    127,315       126,333
                                                       --------      --------
Accrued Interest Payable & Other Liabilities .......        609           509
                                                       --------      --------
TOTAL LIABILITIES ..................................    127,924       126,842
                                                       --------      --------
Commitments and contingencies
Stockholders' equity:
  Common stock, no par value, authorized
    5,000,000 shares issued and outstanding
    1,260,836 in 1997 and 1,048,320 in 1996 ........     13,342        10,647
  Undivided profits ................................      1,304         1,573
  Net unrealized holding gains (losses) on
    securities available for sale ..................         17            (2)
                                                       --------      --------
TOTAL STOCKHOLDERS' EQUITY .........................     14,663        12,218
                                                       --------      --------
Total Liabilities and Stockholders' Equity .........   $142,587      $139,060
                                                       ========      ========


           See notes to unaudited consolidated financial statements.

                                BRIDGE VIEW BANCORP AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                       Three Months Ended       Nine Months Ended
                                                          September 30            September 30
                                                       ------------------      ------------------
                                                        1997        1996        1997        1996
                                                       ------      ------      ------      ------
                                                          (000's omitted except per share data)

Interest Income:
  Loans, including fees ...........................    $1,884      $1,544      $5,361      $4,318
  Federal funds sold ..............................        38          71         253         196
  Investment Securities:
    Taxable .......................................       521         318       1,612         943
    Tax-exempt ....................................        62          76         177         176
                                                       ------      ------      ------      ------
TOTAL INTEREST INCOME .............................     2,505       2,009       7,403       5,633
                                                       ------      ------      ------      ------
Interest expense:
   Savings deposits ...............................       212         183         591         528
   Other time deposits ............................       272         207       1,024         553
   Certificates of deposit $100,000+ ..............       216         201         780         487
   Borrowed funds .................................         6           9           7          14
                                                       ------      ------      ------      ------
TOTAL INTEREST EXPENSE ............................       706         600       2,402       1,582
                                                       ------      ------      ------      ------
      Net Interest Income .........................     1,799       1,409       5,001       4,051

Provision for loan losses .........................        40          50         160         163
                                                       ------      ------      ------      ------
   Net interest income after provision
     for loan losses ..............................     1,759       1,359       4,841       3,888
                                                       ------      ------      ------      ------
Non-interest income:
  Service charge income ...........................       271         188         798         551
                                                       ------      ------      ------      ------
TOTAL NON-INTEREST INCOME .........................       271         188         798         551
                                                       ------      ------      ------      ------
Non-interest expense:
  Salaries and related expenses ...................       493         390       1,491       1,155
  Premises and fixed assets .......................       238         190         706         550
  Other ...........................................       349         331       1,049         908
                                                       ------      ------      ------      ------
TOTAL NON-INTEREST EXPENSE ........................     1,080         911       3,246       2,613
                                                       ------      ------      ------      ------
  Income before income taxes ......................       950         636       2,393       1,826
Income tax expense ................................       376         248         940         712
                                                       ------      ------      ------      ------
NET INCOME ........................................    $  574      $  388      $1,453      $1,114
                                                       ------      ------      ------      ------
Per Common Share:
  Net Income (Primary) ............................    $ 0.46      $ 0.32      $ 1.18      $ 0.91
  Net Income (Fully Diluted)  .....................    $ 0.46      $ 0.32      $ 1.18      $ 0.91


                    See notes to unaudited consolidated financial statements.

                       BRIDGE VIEW BANCORP AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                            Nine Months Ended
                                                               September 30
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
                                                              (000's omitted)

Cash flows from operating activities:
  Net income ...........................................   $  1,453    $  1,114
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization ....................        122         112
      Provision for loan losses ........................        160         163
      Increase in accrued interest receivable
        and other assets ...............................        (73)       (174)
      Increase in accrued interest
        Payable and other liabilities ..................        100        (147)
      Other ............................................          0           8
                                                           --------    --------
Net Cash Provided by Operating Activities ..............      1,762       1,076
                                                           --------    --------
Cash flows from investing activities:
  Proceeds from maturities of
    investment securities ..............................     16,065       8,828
  Purchase of investment securities ....................    (21,102)    (15,248)
  Net increase in loans ................................     (6,683)    (14,470)
  Addition to premises and equipment ...................        (58)       (147)
                                                           --------    --------
Net Cash Used in Investing Activities ..................    (11,778)    (21,037)
                                                           --------    --------
Cash flows from financing activities:
  Net increase in deposits .............................        982      21,154
  Proceeds from issuance of common stock ...............      1,342          15
  Cash paid for dividends ..............................       (338)       (278)
                                                           --------    --------
Net Cash Provided by Financing Activities ..............      1,986      20,891
                                                           --------    --------
Net change in cash and cash equivalents ................     (8,030)        930
Cash and cash equivalents as of beginning of period ....     23,558      14,531
                                                           --------    --------
Cash and Cash Equivalents as of End of Period ..........   $ 15,528    $ 15,461
                                                           ========    ========
Cash paid during the period for:
  Interest .............................................   $  2,456    $  1,582
  Income Taxes .........................................   $    873    $    712


           See notes to unaudited consolidated financial statements.

                       BRIDGE VIEW BANCORP AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


A. BASIS OF PRESENTATION

Bridge View Bancorp ("the Company"), a bank holding company, was incorporated in May 1996 with authorized capital of 5,000,000 shares of no par value common stock. On December 6, 1996 the Company acquired 100 percent of the shares of Bridge View Bank ("the Bank") in an exchange of two shares of Company common stock for each share of Bank common stock (the "Exchange Rate.") The consolidated condensed financial statements presented for the period ended September 30, 1996 reflect information for the Bank prior to its acquisition by the Company and have been restated to reflect the Exchange Rate.

The consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 1996. The results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

The unaudited consolidated financial statements include the accounts of the Company and the Bank, its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

B. INVESTMENT SECURITIES

The Company classifies debt and equity securities into one of two categories at the time of purchase:

                       BRIDGE VIEW BANCORP AND SUBSIDIARY

Securities are classified as securities held to maturity based on management's intent and the Company's ability to hold them to maturity. Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts. Securities not classified as securities held to maturity are classified as securities available for sale, and are stated at fair value. Unrealized gains and losses on securities available for sale are excluded from results of operations, and are reported as a separate component of stockholders' equity, net of taxes. Securities classified as available for sale include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital or similar requirements. At September 30, 1997 $26,573,000 of investment securities were classified as held to maturity and the remainder were available for sale.

The following table sets forth the carrying value of the Company's security portfolio as of the dates indicated:

A comparative summary of investment securities available for sale as of the dates indicated:

                                                 Gross      Gross
                                   Amortized  Unrealized  Unrealized    Market
                                      Cost       Gains      Losses      Value
                                   ---------  ----------  ----------   -------
                                         (in thousands, Unaudited)
September 30, 1997:
  U.S. Government and
    Agency Obligations .......      $14,563       $29       $ --       $14,592
                                    =======       ===       ====       =======
December 31, 1996
  U.S. Government and
    Agency Obligations .......      $ 8,647       $15       $(18)      $ 8,644
                                    =======       ===       ====       =======


A comparative summary of investment securities held to maturity as of the dates indicated:

                                                 Gross      Gross
                                   Amortized  Unrealized  Unrealized    Market
                                      Cost       Gains      Losses      Value
                                   ---------  ----------  ----------   -------
                                         (in thousands, Unaudited)
September 30, 1997:
  U.S. Government and
    Agency Obligations ........     $18,913       $20       $ --       $18,933
  State and Municipal
    Obligations ...............       7,660        25         --         7,685
                                    -------       ---       ----       -------
                                    $26,573       $45       $ --       $26,618
                                    =======       ===       ====       =======
December 31, 1996:
  U.S. Government
    and Agency Obligations ....     $21,183       $48       $(37)      $21,194
  State and Municipal
    Obligations ...............       6,334        18         --         6,352
                                    -------       ---       ----       -------
                                    $27,517       $66       $(37)      $27,546
                                    =======       ===       ====       =======

                       BRIDGE VIEW BANCORP AND SUBSIDIARY

C. LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the components of the loan portfolio as of September 30, 1997 and as of December 31, 1996.


                         LOAN PORTFOLIO BY TYPE OF LOAN
                                   (Unaudited)


                                       September 30, 1997    December 31, 1996
                                       ------------------    -----------------
                                        Amount       %        Amount       %
                                       -------    -------    -------    -------
                                                 (Dollars in thousands)

Commercial and Industrial ..........    $14,428      17.3%    $12,455      16.3%
Non-residential Properties .........     25,473      30.5      22,998      30.0
Residential Properties .............     39,809      47.7      37,703      49.2
Construction .......................      1,960       2.4       1,752       2.3
Consumer ...........................      1,774       2.1       1,705       2.2
                                        -------     -----     -------     -----
                                        $83,444     100.0%    $76,613     100.0%
                                        =======     =====     =======     =====


The following table represents activity in the allowance for loan losses for the three month periods ended September 30, 1997 and as of September 30, 1996:


                            ALLOWANCE FOR LOAN LOSSES
                                   (Unaudited)

                                                            Three Months Ended
                                                               September 30
                                                            ------------------
                                                              1997       1996
                                                            --------    ------
                                                          (Dollars in thousands)

Balance -- beginning of period ..........................    $ 981       $819
Recoveries ..............................................        0          1
Charge-offs .............................................      (12)       (15)
                                                             ------      ----
Net (charge-offs) recoveries ............................      (12)       (14)
Provision for loan losses ...............................       40         50
                                                             ------      ----
Balance -- end of period ................................    $1,009      $855
                                                             ======      ====

D. EARNINGS PER SHARE

Earnings per share is based upon the weighted average number of shares outstanding, including common stock equivalents, utilizing the modified treasury stock method. All per share data has been restated to reflect the Exchange Rate and the 5% stock dividend in April 1997. Also, due to exercise and expiration, no warrants are outstanding as of September 30, 1997. Average shares outstanding for purposes of calculating primary and fully diluted earnings per share are as follows:

                                    Three Months Ended       Nine Months Ended
                                  ----------------------  ----------------------
                                    9/30/97     9/30/96     9/30/97     9/30/96
                                  ----------  ----------  ----------  ----------
Primary Earnings
  per Share ...................    1,257,566   1,241,887   1,225,814   1,212,596
Fully Diluted Earnings
  per Share ...................    1,258,669   1,241,887   1,228,626   1,212,596

                       BRIDGE VIEW BANCORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


         RESULTS OF OPERATIONS: THREE MONTHS ENDED AND NINE MONTHS ENDED
                     SEPTEMBER 30, 1997 AND 1996 (Unaudited)

NET INCOME

For the three months ended September 30, 1997, net income increased by $186,000 or 47.9% to $574,000 from $388,000 for the three months ended September 30, 1996. For the nine months ended September 30, 1997, net income reached $1,453,000, an increase of $339,000 or 30.4%, when compared to net income of $1,114,000 for the nine months ended September 30, 1996. The increase in net income is attributable to an increase in net-interest income of $390,000 or 27.7% and an increase of $950,000 or 23.5% for the three month period and nine month period ended September 30, 1997, respectively, when compared to their same periods in 1996. This increase in interest income and net-interest income was primarily attributable to an increase of 8.8% in net loans and a 13.7% increase in investment securities since December 31, 1996. In addition to the increase in net interest income, non-interest income, consisting primarily of service charges on deposit accounts, increased by $83,000 or 44.2% and $247,000 or 44.8% for the three month and nine month periods, respectively, ended September 30, 1997.

Interest expense rose $106,000 or 17.7% for the three month period ending September 30, 1997 compared to the three months ending September 30, 1996. Interest expense also rose $820,000 or 51.8% to $2,402,000 for the nine months ended September 30, 1997 compared to $1,582,000 for the nine month period ended September 30, 1996. This increase reflects the effect of time deposit promotions in each of the Company's new branch offices and an increase in interest bearing deposits of $10,719,000 or 13.01% for the period ended September 30, 1997 as compared to the same period in 1996.

Non-interest expense increased by $169,000 or 18.6% and $633,000 or 24.2% for the three month period and the nine month period ended September 30, 1997, respectively, compared to the same periods in 1996. These increases reflect the Company's continued growth coupled with the effect of ongoing expenses associated with two de novo branches opened in the second half of 1996.

On a per share basis, primary and fully-diluted earnings per share were $0.46 for the three months ended September 30, 1997 as compared to $0.32 per share for the three months ended September 30, 1996. For the nine month period ended September 30, 1997, primary and fully diluted earnings per share represented $1.18 as compared to $0.91 for the same period in 1996.

The following table sets forth certain information concerning certain of the Company's financial ratios at the periods presented for the three month and the nine month periods and not annualized:

                                       Three Month               Nine Month
                                       Period Ended             Period Ended
                                    ------------------      -------------------
                                    9/30/97     9/30/96     9/30/97     9/30/96
                                    -------     -------     -------     -------
                                                    (Unaudited)

Return on Average Assets .......      0.41%       0.34%       1.04%      1.08%
Return on Average Equity .......      4.08%       3.30%      11.04%      9.77%
Equity to Average Assets .......     10.57%      10.41%      10.48%     11.30%


PROVISIONS FOR LOAN LOSSES

For the three month period ended September 30, 1997, the Company's provision for loan losses aggregated $40,000. The provision for the nine months ended September 30, 1997 totaled $160,000, a decrease of $3,000 or 1.8% from the $163,000 provision for the nine months ended September 30, 1996. The stability of the provisions reflects management's view of the economy of its service area coupled with consistent loan growth.

NON-INTEREST EXPENSE

Non-interest expenses for the three month and nine month periods ended September 30, 1997 amounted to $1,080,000 and $3,246,000, respectively; an increase of $169,000 and $633,000 over the $911,000 and $2,613,000 for the respective periods in 1996. This increase is related primarily to staff additions and occupancy attributable to the Company's two new branches, customary merit increases in salary and employee benefits, and data processing fees commensurate with the Bank's continued growth.

INCOME TAX EXPENSE

The income tax provision, which includes both Federal and state taxes for the quarter ended September 30, 1997 and 1996 was $376,000 and $248,000 respectively. For the first nine months of 1997 and 1996, the income tax provision aggregated $940,000 and $712,000, respectively. The increase in income taxes was attributable to the increase in pre-tax income for both periods reported.

          FINANCIAL CONDITION: SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

At September 30, 1997 the Company's total assets were $142,587,000 compared to $139,060,000 at December 31, 1996. Net loans increased to $82,435,000 at September 30, 1997 from $75,752,000 at December 31, 1996. Total deposits at September 30, 1997 were $127,315,000; an increase of $982,000 from $126,333,000 at December 31, 1996.

LOAN PORTFOLIO

At September 30, 1997 the Company's net loans were $82,435,000, an increase of $6,683,000 or 8.8% over net loans at December 31, 1996. The increase in the loan portfolio represents increased penetration of the Company's local small business market. Management believes that the Company's success in penetrating this market is due to the Company's trade area now being served by large out-of-state institutions which resulted from mergers and acquisitions in the industry. Management believes that it is not cost-efficient for these larger institutions to provide the level of personal service to small business borrowers that the Company provides.

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

The following table sets forth the classification of the Company's loans by major category as of September 30, 1997 and December 31, 1996 respectively:


                                   September 30, 1997        December 31, 1996
                                   ------------------       ------------------
                                    Amount        %          Amount        %
                                   -------      -----       -------      -----
                                              (Dollars in thousands)
                                                   (Unaudited)

Commercial and Industrial .......  $14,428       17.3%      $12,455       16.3%
Non-Residential Properties ......   25,473       30.5        22,998       30.0
Residential Properties ..........   39,809       47.7        37,703       49.2
Construction ....................    1,960        2.4         1,752        2.3
Consumer ........................    1,774        2.1         1,705        2.2
                                   -------      -----       -------      -----
TOTAL LOANS .....................  $83,444      100.0%      $76,613      100.0%
                                   =======      =====       =======      =====


The following table sets forth fixed and adjustable rate loans as of September 30, 1997 in terms of interest rate sensitivity:


                                         Within     1 to 5      After
                                        One Year     Years     5 Years     Total
                                        --------    ------     -------    ------
                                                       (Unaudited)
                                                     (In thousands)

Loans with Fixed Rate ..............      3,395     42,545      4,043     49,983
Loans with Adjustable Rate .........     26,184      4,981      2,296     33,461

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

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:

                                                    Non-Performing Loans
                                           -------------------------------------
                                           September 30, 1997  December 31, 1996
                                           ------------------  -----------------
                                                 (in thousands, Unaudited)

Non-Accrual Loans .........................       $439                $0
Non-Accrual Loans to Total Loans ..........       0.53%               N/A
Non-Performing Assets to Total Assets .....       0.53%              0.10%
Allowance for Possible Loan Losses as a
  Percentage of Non-Performing Loans ......     229.84%            619.42%

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

The Company's allowance for loan losses totaled $1,009,000 and $861,000 at September 30, 1997 and December 31, 1996, respectively. This increase in allowance is due to continued increase in the loan portfolio. The following is a summary of the reconciliation of the allowance for loan losses for the nine months ended September 30, 1997 and the year ended December 31, 1996.


                                                     September 30,  December 31,
                                                         1997           1996
                                                     -------------  ------------
                                                             (Unaudited)
                                                            (In thousands)

Balance at beginning of period ...................      $  861         $ 692
Net charge-offs ..................................         (12)          (24)
Provision charged to expense .....................         160           193
                                                        ------         -----
Balance at end of period .........................      $1,009         $ 861
                                                        ======         =====
Balance of allowance at end of period as
  a percent of loans at end of period ............        1.21%         1.12%

The following table sets forth, for each of the Company's major lending areas, the amount and percentage of the Company's allowance for loan losses attributable to such category and the percentage of total loans represented by such category, as of the periods indicated:


             ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY CATEGORY
                             (Dollars in thousands)
                                   (Unaudited)


                                       September 30, 1997     December 31, 1996
                                       -------------------    ------------------
                                       Amount     % of ALL    Amount    % of ALL
                                       ------     --------    ------    --------
Balance applicable to:
  Commercial & Industrial ........     $  231      22.90%      $235      27.29%
Real Estate:
  Non-Residential Property .......        278      27.55        238      27.64
  Residential Property ...........        245      24.28        234      27.18
  Construction ...................         20       1.98         18       2.10
  Consumer .......................         20       1.98         21       2.43
                                       ------     ------      -----     ------
Sub Total ........................        794      78.69        746      86.64
Unallocated Reserves .............        215      21.31        115      13.36
                                       ------     ------       ----     ------
TOTAL ............................     $1,009        100%      $861        100%
                                       ======     ======       ====     ======

INVESTMENT SECURITIES

The Company maintains an investment portfolio to fund increased loan demand or deposit withdrawals and other liquidity needs and to provide an additional source of interest income. The portfolio is composed of U.S. Treasury Securities, obligations of U.S. Government Agencies and selected municipal and state obligations.

At September 30, 1997 total investment securities excluding FHLBNY stock, were $41,165,000, an increase of $5,004,000 or 13.8% from total investment securities, excluding FHLBNY stock, of $36,161,000 at December 31, 1996. This increase in investment securities reflects increases in total deposits in excess of funds needed for new loan originations.

The following table sets forth, as of September 30, 1997 the maturity distribution of the Company's investment portfolio:


                   MATURITY SCHEDULE OF INVESTMENT SECURITIES
                         September 30, 1997 (Unaudited)


                         Investment Securities          Securities for Sale
                    -----------------------------   ----------------------------
                                         Weighted                       Weighted
                    Amortized    Market  Average    Amortized   Market  Average
                       Cost      Value    Yield       Cost      Value    Yield
                    ---------   ------   -------    ---------   ------  -------
Within 1 Year .....   18,175    18,181    5.84%       5,002     5,014    5.78%
1 to 5 Years ......    8,007     8,025    5.98%       9,560     9,578    5.97%
5 to 10 Years .....      391       411    6.07%         --        --      -- %
                      ------    ------               ------    ------
                      26,573    26,617               14,562    14,592
                      ======    ======               ======    ======

The Company sold no securities during 1996 or during the first nine months of 1997.

DEPOSITS

Deposits are the Company's primary source of funds. The Company experienced an increase in deposit balances of $982,000 or 0.8% to $127,315,000 for the period ended September 30, 1997 from $126,333,000 at December 31, 1996. This overall increase occurred, primarily, due to continued emphasis upon customer service. The Company also experienced increases in non-interest bearing deposits as well as in savings deposits through the Company's emphasis on customer service, extended hours of operation, competitive rate structure and selective marketing. Savings and interest bearing demand deposits grew $8,645,000 or 20.1% to $51,711,000 at September 30, 1997 as compared to $43,066,000 at December 31, 1996, while non-interest bearing demand deposits grew 16.5% or $4,830,000 during the first nine months of 1997 as compared to year end 1996. These gains were off-set by a decrease in time deposits due to runoff of certificates of deposit offered in connection with the two new branch openings in late 1996. The aggregate amount of non-interest bearing deposits totaled 26.9% of the Company's total deposits for the period ended September 30, 1997 as compared to 23.3% at December 31, 1996. The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the amount of various types of deposits for each of the periods indicated:

                                        September 30, 1997    December 31, 1996
                                        ------------------    ------------------
                                         Amount        %       Amount       %
                                        --------    ------    --------    ------
                                                       (Unaudited)
                                                     (In thousands)

Non-Interest Bearing Demand ........    $ 34,182     26.9%    $ 29,352     23.3%
Interest Bearing Demand ............      34,480     27.1       29,906     23.7
Savings ............................      17,231     13.5       13,160     10.4
Time Deposits ......................      41,422     32.5       53,915     42.6
                                        --------    -----     --------    -----
TOTAL ..............................    $127,315      100%    $126,333      100%
                                        ========    =====     ========    =====

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of September 30, 1997:

                                   (Unaudited)
                             (Dollars in Thousands)

Time Deposits ($100,000 and over)
  Three months or less ..............................................    $17,090
  Over three months through twelve months ...........................      2,098
  Over twelve months ................................................        155
                                                                         -------
TOTAL ...............................................................    $19,343
                                                                         =======

Liquidity

The Company's liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner. The Company's principal sources of funds are deposits, scheduled amortization and prepayments of loan principal, maturities of investment securities and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Company's total deposits equaled $127,315,000 at September 30, 1997 as compared to $126,333,000 at December 31, 1996. The deposit levels have been more than sufficient to provide for the Company's loan demand and excess funds have been invested in investment securities and federal funds sold.

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




                                     CUMULATIVE RATE SENSITIVE BALANCE SHEET AS OF SEPTEMBER 30, 1997

                                                         (UNAUDITED) (IN THOUSANDS)

                                           0 - 3        0  - 6        0 to 1        0 to 5           5+             All
                                           Months       Months         Year         Years           Years          Others     Total
                                          ------        ------        ------        ------           -----        ------     -----
Fixed Rate Investments ...........         8,351        13,351        23,188        40,775           390             0        41,165
                                                                                                                             -------
                                                                                                                              41,165
Loans:

Commercial .......................        18,251        19,420        20,534        46,527           963             0        47,490
Participations ...................             0             0           135         1,920           180             0         2,100
Mortgages ........................             0             0           183        13,352         2,074             0        15,426
Consumer .........................        14,785        16,272        16,336        17,985           443             0        18,428
                                                                                                                             -------
                                                                                                                              83,444

Fed Funds Sold ...................         2,500         2,500         2,500         2,500             0             0         2,500

Other Assets .....................             0             0             0             0             0        15,478        15,478
                                                                                                                             -------
TOTAL ASSETS .....................        43,887        51,543        62,876       123,059         4,050        15,478       142,587
                                          ======        ======        ======       =======         =====        ======       =======



                                          0 - 3         0  - 6        0 to 1        0 to 5            5+           All
                                          Months        Months         Year         Years            Years        Others     Total
                                          ------        ------        ------        ------           -----        ------     -----
Transaction/NOW Accounts ..........       23,563        23,563        23,563        23,563             0             0       23,563
Money Market ......................       10,917        10,917        10,917        10,917             0             0       10,917
Other Savings .....................       17,231        17,231        17,231        17,231             0             0       17,231
CD's (less than) $100,000 .........       11,076        17,061        19,529        22,079             0             0       22,079
CD's (greater than)  $100,000 .....       17,467        18,728        18,774        19,343             0             0       19,343
Other Liabilities .................            0             0             0             0             0        34,791       34,791
Equity ............................            0             0             0             0             0        14,663       14,663
                                          ------       ------         ------       -------        ------        ------      -------
TOTAL LIABILITIES
AND EQUITY ........................       80,254       87,500         90,014        93,133             0        49,454      142,587
                                          ======       ======         ======       =======         =====        ======      =======

Dollar Gap ........................      (36,367)      (35,957)      (27,138)       29,926             0       (33,976)
Gap/Total Assets ..................       -25.51%       -25.22%       -19.03%       20.99%             0        -23.83%
Target Gap Range ..................      +-35.00%      +-30.00%      +-25.00%     +-25.00%             0       +-25.00%
RSA/RSL * .........................        54.69%        58.91%        69.85%      132.13%             0        -31.29%


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

The following table summarizes the risk-based and leverage capital ratios for the Bank at September 30, 1997 as well as the required minimum regulatory capital ratios:

                                Capital Adequacy
                                   (unaudited)

                                                                    Minimum
                                            September 30,          Regulatory
                                                 1997             Requirements
                                            -------------         ------------
Risk Based Capital:
  Tier I Capital Ratio ...................      15.68%                4.0%
  Total Capital Ratio ....................      16.76%                8.0%
Leverage Ratio ...........................      10.51%                3.0%

                        RECENT ACCOUNTING PRONOUNCEMENTS

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

PART II       OTHER INFORMATION
-------       ------------------

Item 1.       Legal Proceedings -- NONE

Item 2.       Changes in Securities -- NONE

Item 3.       Defaults Upon Senior Securities -- NONE

Item 4.       Submission of Matters to a Vote of Securities Holders -- NONE

Item 5.

                    BRIDGE VIEW BANCORP ANNOUNCES STOCK SPLIT

     ENGLEWOOD CLIFFS, NJ -- OCTOBER 24, 1997 -- The Board of Directors of Bridge View Bancorp (AMEX : BVB) today announced a 2 for 1 stock split. The stock split is payable December 1, 1997 to shareholders of record November 14, 1997. No action is required on the part of Bridge View shareholders whose certificates will be mailed on the payment date. Following the 2 for 1 stock split, Bridge View will have approximately 2.5 million shares outstanding.

     President and Chief Executive Officer Albert F. Buzzetti said that "the stock split is a result of the Board's confidence in the Company's continued success and should make the stock more attractive to individual investors, allowing for the expansion of our ownership base."

     Bridge View Bancorp is the holding company for Bridge View Bank with $142 million in assets. The Bank operates a commercial banking business from its main office in Englewood Cliffs and three branch offices: two in Fort Lee and one in Edgewater, all in Bergen County, NJ. It has also received all necessary approvals for a fifth location in Hackensack, NJ.

     Contact Michele Albino, Corporate Secretary, for questions or additional information at 201-871-8700.

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits -- See INDEX TO EXHIBITS

              (b)  Reports on Form 8-K -- NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        By: /s/ Albert F. Buzzetti
                                            ----------------------------------
                                            (Registrant - Bridge View Bancorp)
                                                Albert F. Buzzetti
                                                President and CEO

Date: November 03, 1997

                               BRIDGE VIEW BANCORP

                                INDEX TO EXHIBITS

Exhibit
Number        Description of Exhibits
-------        ------------------------

 27           Financial Data Schedule