Form 10KSB
period 1997-12-31
BRIDGE VIEW BANCORP
filed 1998-03-30
CIK 1022809

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-KSB

(Mark One)

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
     _____________.

     Commission file number :  1-12165

                              Bridge View Bancorp
            (Exact name of registrant as specified in its charter)

         New Jersey                                            22-3461336
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

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ( )

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of February 28, 1998 was $61,645,000.

The number of shares of the Issuer's Common Stock, no par value, outstanding as of February 28, 1998 was 2,521,840.

For the fiscal year ended December 31, 1997, the Issuer had total revenues of $11,044,000.

                      DOCUMENTS INCORPORATED BY REFERENCE


         10-KSB Item                         Document Incorporated
--------------------------------------------------------------------------------

Item 9.  Directors and Executive             Proxy Statement for 1998
         Officers of the Company;            Annual Meeting of
         Compliance with Section 16(a)       Shareholders to be filed no
         Of the Exchange Act                 later than April 29, 1998.
--------------------------------------------------------------------------------

Item 10. Executive Compensation              Proxy Statement for 1998
                                             Annual Meeting of
                                             Shareholders to be filed no
                                             later than April 29, 1998.
--------------------------------------------------------------------------------

Item 11. Security Ownership of Certain       Proxy Statement for 1998
         Beneficial Owners and               Annual Meeting of
         Management                          Shareholders to be filed no
                                             later than April 29, 1998.
--------------------------------------------------------------------------------

Item 12. Certain Relationships and           Proxy Statement for 1998
         Related Transactions                Annual Meeting of
                                             Shareholders to be filed no
                                             later than April 29, 1998.
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I
Item 1.           Description of Business                                           4

Item 2.           Description of Property                                          10

Item 3.           Legal Proceedings                                                10

Item 4.           Submission of Matters to a Vote of                               10
                  Security Holders


PART II

Item 5.           Market for Registrant's Common Equity and                        10
                  Related Stockholder Matters

Item 6.           Management's Discussion and Analysis of                          11
                  Financial Condition and Results of Operations

Item 7.           Financial Statements and Supplementary Data                      32

Item 8.           Changes In and Disagreements with Accountants                    32
                  on Accounting and Financial Disclosures


PART III

Item 9.           Directors and Executive Officers of the Registrant               33

Item 10.          Executive Compensation                                           33

Item 11.          Security Ownership of Certain Beneficial                         33
                  Owners and Management

Item 12.          Certain Relationships and Related Transactions                   33


PART IV

Item 13.          Exhibits and Financial Statement Schedules                       34


                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

General
Bridge View Bancorp (the "Company") is a one-bank holding company incorporated under the laws of the State of New Jersey in May, 1996 to serve as holding company for Bridge View Bank (the "Bank"; unless the context otherwise requires, all references to the "Company" in this Annual Report shall be deemed to refer also to the Bank). The Company was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank. Pursuant to the New Jersey Banking Act of 1948 (the "Banking Act"), as amended, and pursuant to approval of the shareholders of the Bank, the Company acquired the Bank and became its holding company on December 6, 1996. As part of the Acquisition, shareholders of the Bank received two shares of common stock, no par value, (the "Common Stock") of the Company for each outstanding share of the common stock of the Bank, $5.00 per share par value ("Bank Common Stock"). The only significant activities of the Company are the ownership and supervision of the Bank. The Company's main office is located at 457 Sylvan Avenue, Englewood Cliffs, Bergen County, New Jersey 07632.

The Bank is a commercial bank formed under the laws of the State of New Jersey on October 11, 1988. The Bank operates from its main office at 457 Sylvan Avenue, Englewood Cliffs, New Jersey 07632, and its three branch offices located at 1605 Lemoine Avenue, Fort Lee, New Jersey, 07024, 115 River Road, Edgewater, New Jersey, 07020, and 899 Palisade Avenue, Fort Lee, New Jersey, 07024. The Bank has secured regulatory approval for a branch office at 77 River Street, Hackensack, NJ 07601 and intends to apply for permission to open a branch office at 20 West Railroad Avenue, Tenafly, NJ 07650.

The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund (the "BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operation of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC, and the New Jersey Department of Banking and Insurance (the "Department"). The principal executive offices of the Company are located at 457 Sylvan Avenue, Englewood Cliffs, New Jersey, 07632, and the telephone number is (201) 871 - 7800.

Business of the Company
The Company's primary business is ownership and supervision of the Bank. The Company, through the Bank, conducts a traditional commercial banking business, accepting deposits from the general public, including individuals, businesses, non-profit corporations, and governmental units within its trade area. The Bank makes commercial loans, consumer loans, and both residential and commercial real estate loans. In addition, the Bank provides other customer services and makes investments in securities, as permitted by law. The Bank has sought to offer an alternative, community-oriented style of banking in an area, which is presently dominated mainly by larger, statewide and national institutions. The Bank has sought to be a positive force in the area by assisting in the development of the residential sector, by serving the needs of small and medium-sized businesses and the local professional community, and by meeting the requirements of individuals residing, working, and shopping in the Bank's eastern Bergen County market area by extending consumer, commercial, and real estate loans and by offering depository services. The Bank believes that the following attributes have attracted local business people and residents:

o    Competitively priced services;

o Direct access to Bank management by members of the community, whether during or after business hours;

o    Strategically located branch offices;

o Full service business hours of 7:00 am to 7:00 pm weekdays and 9:00 am to 1:00 pm Saturdays;

o Local conditions and needs are taken into account when deciding loan applications and making other business decisions affecting members of the community;

o Responsiveness to requests for information and services by depositors and others; and

o    Positive involvement in the community affairs of eastern Bergen County.

Since opening in 1990, the Bank has established three branches in addition to its main office. The Bank expects to continue to seek additional strategically located de novo branch locations within Bergen County and expects to open two additional branch offices during 1998. Particular emphasis will be placed on presenting an alternative banking culture in communities which are dominated by non-local competitors and where no community banking approach exists or in locations which the Company perceives to be economically emerging.

Service Area
The Company's service area primarily consists of the greater area of Bergen County, New Jersey. The Company operates its main office in Englewood Cliffs, New Jersey and three branch offices in Fort Lee(2) and Edgewater, New Jersey. Future branches are planned in Hackensack and Tenafly; both in Bergen County, NJ.

Competition
The Company operates in a highly competitive environment competing for deposits and loans with commercial banks, thrifts, and other financial institutions, many of which have greater financial resources than the Company. Many large financial institutions in New York City and other parts of New Jersey compete for the business of New Jersey residents located in the Company's service area. Certain of these institutions have significantly higher lending limits than the Company and provide services to their customers which the Company does not offer. In addition, the Company's competitors generally have established positions in the Service Area and have greater resources than the Company with which to pay for advertising, physical facilities, personnel, and interest on deposited funds.

Management believes the Company is able to compete on a substantially equal basis with its competitors because it provides responsive personalized services through its knowledge and awareness of the Company's service area, customers, and business.

Employees
At December 31, 1997, the Company employed forty-four full-time employees and five part-time employees. None of these employees is covered by a collective bargaining agreement. The Company believes that its employee relations remain good.

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


Bank Holding Company Regulations
As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), the Company is subject to the regulation and supervision of the FRB. The Company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the FRB determines to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

The BHCA requires among other things , the prior approval of the FRB in any case where a bank holding company proposes to: (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares), or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served, when reviewing acquisitions or mergers.

Additionally, the BHCA prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing, or controlling banks, or performing services for its subsidiaries; unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such determinations, the FRB is required to weigh the expected benefits to the public such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

There are a number of obligations and restrictions imposed on banking holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default. Under a policy of the FRB with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-banking subsidiary upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

The Company is also under the jurisdiction of the Securities and Exchange Commission for matters relating to the offering and sale of its securities and is subject to the Securities and Exchange Commission's rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitations, and insider trading.


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

The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. For bank holding companies with less than $150 million in consolidated assets, the guidelines will be applied on a bank-only basis: unless (a) the parent bank holding company is engaged in non-bank activity involving significant leverage, or (b) the parent company has a significant amount of outstanding debt that is held by the general public. The minimum ratio or total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit)is 8%. At least 4% of the total capital is required to be "Tier I", consisting of common stockholders' equity and certain preferred stock, less certain goodwill items and other intangible assets. The remainder, "Tier II Capital", may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, ( c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making).


Bank holding company assets are given risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations, are given a 10% risk-weighting. Transaction related to contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk-weighting. Short term commercial letters of credit have a 20% risk-weighting and certain short-term unconditionally cancelable commitments have a 0% risk-weighting.

In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating a significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at 100 to 200 basis points above the stated minimum.

Bank Regulation
As a New Jersey chartered commercial bank, the Bank is subject to the regulation, supervision, and control of the Department of Banking and Insurance (the "Department"). As an FDIC-insured institution, the Bank is subject to regulation, supervision, and control of the FDIC, an agency of the federal government. The regulations of the FDIC and the Department impact virtually all activities of the Bank, including the minimum level of capital the Bank must maintain, the ability of the Bank to pay dividends, and the ability if the Bank to expand through new branches or acquisitions and various other matters.

Insurance of Deposits
The Bank's deposits are insured up to a maximum of $100,000 per depositor under the BIF. The Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA") affected a major restructuring of the federal regulatory framework applicable to depository institutions and deposit insurance. FDICIA requires the FDIC to establish a risk-based assessment system for all insured depository institutions. Under this legislation, the FDIC has established an insurance premium assessment matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator. Under the matrix as currently in effect, the assessment ranges from 0 to 31 basis points of assessed deposits, with those institutions at the low end of the assessment schedule paying only a statutory mandated $2,000 premium.

Dividend Rights
Under the Banking Act, a bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the Company will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank's surplus.

Recent Regulatory Enactments
On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Deposit Act") became law. The primary purpose of the Deposit Act is to recapitalize the Savings Association Insurance Fund of the FDIC (the "SAIF") by charging all SAIF member institutions a one-time special assessment. The Deposit Act will lead to equalization of the deposit insurance assessments between BIF and SAIF insured institutions, and will also separate out from insurance assessment payments required for debt service and principal repayment on bonds issued by the Federal Finance Corporation ("FICO") in the mid-1980's to fund a portion of the thrift bailout. Under the Deposit Act, BIF insured institutions, like the Bank are required to pay a portion of the obligations owed under the FICO bonds. SAIF institutions are required to pay 6.4 basis points on assessed deposits while BIF-insured institutions will only be required to pay 1.3 basis points on assessed deposits. The disparity will stay in effect until such time as the federal thrift and commercial bank are merged and the deposit insurance funds are thereafter merged. Under the Deposit Act, this may occur by January 1, 1999. At that time, all federally insured institutions should have the same total FDIC assessment.

On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act (the "Interstate Act") was enacted. The Interstate Act generally enhances the ability of bank holding companies to conduct their business across state borders. The Interstate Act has two main provisions. The first provision, generally provides that, commencing on September 29, 1995, bank holding companies may acquire banks located in any state regardless of state law. These acquisitions are subject to certain restriction, including caps on the total percentage of deposits that a bank holding company may control both nationally and in any single state. New Jersey law currently allows interstate acquisitions by bank holding companies whose home state has "reciprocal" legislation which would allow acquisitions by New Jersey-based bank holding companies.

The second major provision of the Interstate Act permitted, as of June 1, 1997, banks located in different states to merge and continue to operate as a single institution in more than one state. States may, by legislation passed before June 1, 1997, opt out of the interstate bank merger provisions of the Interstate Act. In addition, states may elect to opt in and allow interstate bank mergers prior to June 1, 1997.

A final provision of the Interstate Act permits banks located in one state to establish new branches in another state without obtaining a separate charter in that state, but only if the state in which the branch is located has adopted legislation specifically allowing interstate de novo branching.

In April, 1996, the New Jersey legislature passed legislation which permitted interstate bank mergers prior to June 1, 1997, provided that the home state of the institution acquiring the New Jersey institution permits interstate mergers prior to June 1, 1997. In addition, the legislation permits an out-of-state institution to acquire an existing branch of a New Jersey-based institution, and thereby, conduct a business in New Jersey. The legislation does not permit interstate de novo branches. This legislation is likely to enhance competition in the New Jersey marketplace as bank holding companies located outside of New Jersey become freer to acquire institutions located within the state of New Jersey.

ITEM 2. DESCRIPTION OF PROPERTY

The Company conducts its business through its main office located at 457 Sylvan Avenue, Englewood Cliffs, New Jersey, and its three branch offices. The following table sets forth certain information regarding the Company's properties as of December 31, 1997.

                                  Leased                    Date of Lease
Location                         or Owned                    Expiration
--------                         --------                    ----------
457 Sylvan Avenue             Office Building                March, 1999
Englewood Cliffs, NJ        Owned; Land Leased               (Land Lease)

1605 Lemoine Avenue              Leased                      November, 1997
Fort Lee, NJ

115 River Road                   Leased                      April, 2006
Edgewater, NJ

899 Palisade Avenue              Leased                      September, 2001
Fort Lee, NJ


ITEM 3. LEGAL PROCEEDINGS

The Company and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. Management does not believe that there is any pending or threatened proceedings against the Company or the Bank which, if determined adversely, would have a material effect on the business, financial position or results of operations of the Company or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of the Registrant's shareholders during the Fourth Quarter of fiscal 1997.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Commencing on December 20, 1996, the Company's Common Stock began trading on the American Stock Exchange under the symbol "BVB". Prior to that time, the Common Stock was not traded on any recognized securities exchange. As of December 31, 1997, there were 626 stockholders of record of the Common Stock.

The following table sets forth the quarterly high and low bid prices of the Common Stock as reported on the American Stock Exchange since December 20, 1996. (Prices and cash dividends are effected for the effect of the 5% stock dividend at April 1, 1997, and the stock split at December 1, 1997.

                                       Bid
                              --------------------------
                                                                Cash
                              High              Low          Dividend
                              ----              ---          --------

1997 Fourth Quarter           $27.75            $15.00          $0.05

1997 Third Quarter            $18.50            $14.25          $0.05

1997 Second Quarter           $15.25            $12.63          $0.05

1997 First Quarter            $17.14            $11.91          $0.05

1996 Fourth Quarter           $11.55            $ 9.41         None
(since December 20, 1996)
======================================================================

The Company began paying quarterly dividends during January, 1996. Although the amount of the dividends to be paid by the Company will be determined by its Board of Directors while giving consideration to the Company's earnings, capital needs, financial condition, and other relevant factors, the Board of Directors of the Company currently intends to adhere to the dividend policy previously established by the Bank.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto included herein. When necessary, reclassifications have been made to prior years' data throughout the following discussion and analysis for purposes of comparability.


                             OVERVIEW AND STRATEGY

The Company was formed in 1996 to act as a holding company for the Bank which began full service operation as a commercial bank on March 15, 1990. The Company accepts deposits from the general public, including individuals, businesses, non-profit organizations and governmental units located primarily within its trade area. The Company makes commercial loans, consumer loans, residential and commercial real estate loans, and issues both mastercard and visa credit cards. In addition, the Company provides other customer services and makes investments in securities, as permitted by law. The Company has sought to offer an alternative, community-oriented style of banking in an area presently dominated by larger, statewide and national institutions. The Company has sought to be a positive force in its area by assisting in the development of the residential sector; by serving the needs of small and medium-sized businesses and the local professional community, and by meeting the requirements of individuals residing, working, and shopping in the eastern Bergen County, New Jersey market area by extending consumer, commercial, and real estate loans and by offering depository services. The Company believes that the following attributes have made the Company attractive to local business people and residents:

o    Competitively priced services;

o    Strategically located branch offices;

o Full service business hours of 7:00 am to 7:00 pm weekdays and 9:00 am to 1:00 pm Saturdays;

o Local conditions and needs are taken into account when deciding loan applications and making other business decisions affecting members of the community;

o Responsiveness to requests for information and services by depositors and others; and

o    Positive involvement in the community affairs of eastern Bergen County.


Since opening in 1990, the Bank has established three branches in addition to its main office. The Company expects to continue to seek additional strategically located de novo branch locations within Bergen County. Particular emphasis will be placed on presenting an alternative banking culture in communities which are dominated by non-local competitors and where no community banking approach exists or in locations which the Company perceives to be economically emerging.

              Selected Consolidated Financial Data and Other Data
                     (in thousands, except per share data)

Set forth below is selected historical financial data of the Company. This information is derived in part from and should be read in conjunction with the consolidated financial statements and notes thereto presented in the Annual Report to Stockholders.

                                                           Years Ended December 31,
                                                ----------------------------------------------
                                                     1997           1996            1995
                                                     ----           ----            ----
Selected Operating Data:
Total interest income                             $9,942          $7,870          $6,378
Total interest expense                             3,123           2,324           1,844
                                                  ------          ------          ------
Net interest income before provision for
     loan loss                                     6,819           5,546           4,534
Provision for loan loss
                                                     160             193              92
                                                  ------          ------          ------
Net interest income after provision for
     loan loss                                     6,659           5,353           4,442
Other operating income                             1,102             793             578
Other operating expenses                           4,361           3,615           3,004
                                                  ------          ------          ------
Income before income taxes                         3,400           2,531           2,016
Income tax provision                               1,337             987             781
Net income                                        $2,063          $1,544          $1,235
                                                  ======          ======          ======

Basic Earnings per Share(1)                       $ 0.88          $ 0.70          $ 0.56
Diluted Earnings per Share(1)                     $ 0.84          $ 0.69          $ 0.55

(1) All share data has been restated to reflect the 5% stock dividends and the 2 for 1 stock split in 1997 and 1996.


                                                           Years Ended December 31,
                                                ----------------------------------------------
                                                   1997                  1996              1995
                                                   ----                  ----              ----
Total Assets                                   $144,620              $139,060           $96,794
Net Loans                                        82,186                75,752            55,408
Total Deposits                                  128,745               126,333            85,225
Stockholders' Equity                             15,157                12,218            11,035


                                                       At or for the year ended December 31,
                                                 ----------------------------------------------
Selected Financial Ratios:                         1997                  1996              1995
                                                   ----                  ----              ----
Return on Average Assets (ROA)                     1.47%                 1.42%             1.39%
Return on Average Equity (ROE)                    15.25%                13.35%            12.12%
Equity to Total Assets at Year-End                10.48%                10.62%            11.47%
Dividend Payout Ratio                             22.46%                24.09%             0.00%


RESULTS OF OPERATIONS  -  1997 versus 1996

The Company's results of operations depend primarily on its net interest income, which is the difference between the interest earned on its interest-earning assets and the interest paid on funds borrowed to support those assets, primarily deposits. Net interest margin is the difference between the weighted average rate received on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, as well as the average level of interest-earning assets as compared with that of interest-bearing liabilities. Net income is also affected by the amount of non-interest income and other operating expenses.

NET INCOME
For the year ended December 31, 1997, net income increased by $519,000 or 33.6% to $2,063,000 from $1,544,000 for the year ended December 31, 1996. The increase in net income is a result of a $2,072,000, or 26.3%, increase in interest income; partially offset by a $799,000, or 34.4% increase in interest expense. The increase in interest income was primarily attributable to an increase in average loans of $22.7 million and an increase in average investment securities of $12,810,000. In addition to the increase in net interest income, non-interest income, consisting primarily of service charges on deposit accounts, increased by $309,000 or 39.0%. The yield remained relatively stable, with the average yield on interest earning assets decreasing slightly to 7.81% for the year ending December 31, 1997 as compared to 7.95% for the year ending December 31, 1996. The volume increases in the Bank's loan and securities portfolio were primarily funded through deposit growth.

Interest expense rose $799,000 or 34.4% for the year ending December 31, 1997 compared to the year ended December 31, 1996. This increase reflects the effect of time deposit promotions in each of the Company's new branch offices during 1996.

Operating expenses increased by $746,000 or 20.6% for the year ended December 31, 1997 compared to 1996. These increases reflect the Company's continued growth which also affected staff additions, occupancy expenses, salary and employee benefits, data processing, as well as other administrative expenses attributable to the Company's two new branch offices which opened in the third and fourth quarters, 1996.

On a per share basis, basic earnings per share were $0.88 for the year ended December 31, 1997 as compared to $0.70 for the year ended December 31, 1996. Diluted earnings per share were $0.84 for the full year of 1997 as compared to $0.69 for the full year of 1996. Per share data has been restated to reflect 5% stock dividends and the 2 for 1 stock split in 1997 and 1996.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest bearing liabilities and the interest rate paid on them.

Average Balance Sheets
The following table sets forth certain information relating to the Company's average assets and liabilities for the years ended December 31, 1997 and 1996 and reflects the average yield on assets and average cost of liabilities for the period indicated. Such yields are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Securities available for sale are reflected in the following table at amortized cost.

                                                            For the years ended December 31,
                                                                (dollars in thousands)
                                                   1997                                            1996
                                ----------------------------------------------     -------------------------------------------
                                                                   Average                                          Average
                                Average                            Yield /          Average                         Yield /
                                Balance            Interest        Cost             Balance        Interest         Cost
                                -----------        ----------      -----------      ----------     ----------       ----------
ASSETS :
Interest-Earning Assets:
Loans (net of unearned income)   $  80,626          $  7,241            8.98%       $  65,690       $  5,961            9.07%
Tax-Exempt Securities                5,951               401             6.74           6,668            429            6.43
Taxable Investment Securities       35,501             2,066             5.82          21,974          1,290            5.87
Federal Funds Sold                   6,464               350             5.41           6,426            339            5.28
FHLB Account                           291                13             4.47               0              0
FHLB Stock                             476                31             6.51               0              0
                                -----------        ----------                       ----------     ----------

Total Interest-earning Assets      129,309            10,102             7.81%        101,050          8,038           7.95%
                                -----------        ----------                       ----------     ----------

Non-interest earning Assets         11,684                                              8,617
Allowance for Possible Loan
Losses                                (964)                                              (797)
                                -----------                                         ----------

TOTAL ASSETS                      $140,029                                           $108,870
                                  ========                                           ========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities :
NOW Deposits                       $20,281           $   219            1.08%         $15,134       $    166           1.10%
Savings Deposits                    15,395               330             2.14          13,212            284           2.15
Money Market Deposits               11,986               252             2.10          11,879            259           2.18
Time Deposits                       46,135             2,315             5.02          33,159          1,601           4.83
Short Term Borrowings                  130                 7             5.38             245             14           5.71
                                -----------        ----------                       ----------     ----------
Total Interest-Bearing
Liabilities                         93,927             3,123             3.32%         73,629          2,324           3.16%
                                -----------        ----------                       ----------     ----------
Non-Interest Bearing
Liabilities :
Demand Deposits                     31,954                                             23,218
Other Liabilities                      620                                                461
                                -----------                                         ----------
Total Non-Interest Bearing
Liabilities                         32,574                                             23,679

Stockholders' Equity                13,528                                             11,562
                                -----------                                         ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY              $140,029                                           $108,870
                                  ========                                           ========

Net Interest Income                                   $6,979                                          $5,714
                                                      ======                                          ======
Net Interest Rate Spread                                                4.49%                                         4.79%
                                                                        =====                                         =====
Net Interest Margin                                                     5.40%                                         5.65%
                                                                        =====                                         =====
Ratio of Interest-Earning
Assets to Interest-Bearing
Liabilities                          1.38                                               1.37
                                     ====                                               ====

Rate/Volume Analysis
The following table presents, by category, the major factors that contributed to the changes in net interest income for each of the years ended December 31, 1997 and 1996. Amounts have been computed on a fully tax-equivalent basis, assuming a blended tax rate of 39%.

                                          Year Ended                                       Year Ended
                                         December 31,                                     December 31,
                                       1997 versus 1996                                1996 versus 1995
                            ------------------------------------------      ----------------------------------------------
                                                                   (in thousands)
                               Increase (Decrease)                              Increase (Decrease)
                                 due to change in                                 due to change in
                                     Average                                          Average
                             Volume              Rate            Net           Volume                Rate             Net
                             ------              ----            ---           ------                ----             ---
Interest Income :
Taxable Loans (net of
unearned income)            $    1,340         $   (60)     $   1,280      $    1,460           $    (211)      $   1,249
Tax Exempt Securities              (48)             20            (28)            186                  (7)            179
Taxable Investment
Securities                         787             (11)           776             (24)                 107             83
Federal Funds Sold                   2               9             11              83                 (38)             45
Federal Home Loan Bank
Account                             13               0             13               0                   0               0
Federal Home Loan
Bank Stock                          31               0             31               0                  19              19
                                    --               -             --               -                  --              --


Total Interest Income            2,125             (42)         2,083           1,705                (130)          1,575
                                ------            ----          -----          ------               -----           -----


Interest Expense :
NOW Deposits                        56              (3)            53              39                 (46)             (7)
Savings Deposits                    47              (1)            46             (27)                (36)            (63)
Money Market Deposits                3             (10)            (7)             45                 (46)             (1)
Time Deposits                      651              62            713             509                  27             536
Net Term Borrowings                 (6)             (1)            (7)              0                  14              14
                                   ---             ---            ---               -                  --              --

Total Interest Expense             751              47            798             566                 (87)            479
                                   ---              --            ---             ---                ----             ---

Net change in Interest
Income                        $  1,374          $  (89)      $  1,285         $ 1,139             $   (43)        $ 1,096
                              ========          ======       ========         =======             =======        ========

PROVISION FOR LOAN LOSSES
For the year ended December 31, 1997, the Company's provision for loan losses was $160,000, a decrease of $33,000 from the provision of $193,000 for the year ended December 31, 1996. The decreased provision reflects the continued stability of the loan portfolio.

OTHER INCOME
Other income, which was primarily attributable to service fees received from deposit accounts, amounted, for the year ended December 31,1997, to $1,102,000, an increase of $309,000 above the $793,000 received during the year ended December 31, 1996. The increase in service fees is attributable to the higher level of average deposits.

OTHER EXPENSES
Other expenses for the year ended December 31,1997 amounted to $4,361,000, an increase of $746,000 over the $3,615,000 for the year ended December 31, 1996. These increases are related primarily to staff additions, occupancy expense, data processing fees, customary increases for salary and employee benefits, as well as other administrative expenses resulting from the bank's growth and its two newest branches which were opened in August, 1996 and November, 1996.

INCOME TAX EXPENSE
The income tax provision, which includes both federal and state taxes, for the years ended December 31, 1997 and 1996 was $1,337,000 and $987,000,
respectively. The increase in income taxes is a direct result of the increase in income before taxes in 1997.


RESULTS OF OPERATIONS  -  1996 versus 1995

For the year ended December 31, 1996, net income increased by $309,000 or 25.0% to $1,544,000 from $1,235,000 for the year ended December 31, 1995. The increase in net income was attributable to an increase in interest income of $1,492,000 or 23.4%; partially offset by a $480,000 or 26.0% increase in interest expense. The increase in interest income was primarily attributable to an increase of 36.6% in total loans and a 56.1% increase in investment securities. In addition to the increase in net interest income, non-interest income, consisting primarily of service charges on deposit account, increased by $215,000 or 37.2%.

Interest expense rose $480,000 or 26.0% for the year ending December 31, 1996 compared to the year ended December 31, 1995 due to an increase in interest-bearing deposits of $35,000,000 or 56.5% compared to the same period in 1995.

Operating expenses for the year ended December 31, 1996 amounted to $3,615,000, an increase of $611,000, or 20.3%, above the $3,004,000 for the year ended December 31, 1995. These increases were related, primarily, to staff additions, occupancy costs, and advertising attributable to the Company's two new branches during the second half of 1996, as well as administrative costs associated with the Company's stock being listed on the American Stock Exchange.

For the year ended December 31, 1996, the Company's provision for loan losses aggregated $193,000, an increase of $101,000 above the year ended 1995 provision of $92,000. The increased provision reflected the continued growth in the loan portfolio.

Income tax expense, which included both federal and state taxes, was $987,000 and $781,000 for the years ended December 31, 1996 and 1995, respectively. The increase in income taxes resulted from the increase in pre-tax income for 1996.

On a per share basis, Basic earnings per share were $0.70 for the year ended December 31, 1996 as compared to $0.56 for the year ended December 31, 1995 and Diluted earnings per share were $0.69 for the full year of 1996 as compared to $0.55 for the full year 1995.


                              FINANCIAL CONDITION

At December 31, 1997, the Company's total assets were $144,620,000 compared to $139,060,000 at December 31, 1996. Total loans increased to $83,324,000 at December 31, 1997 from $76,718,000 at December 31, 1996. Total deposits at year end 1997 were $128,745,000 compared to $126,333,000 at December 31, 1996.


LOAN PORTFOLIO
At December 31, 1997, the Company's total loans were $83,324,000, an increase of $6,606,000 or 8.6% over total loans at December 31, 1996. The increase in the loan portfolio represents continued penetration of the local small business market. Management believes that the Company's success in penetrating this market is attributable to the Company's trade area becoming primarily served by large institutions headquartered out of state due to mergers and acquisitions within the industry. Management believes that it is not cost efficient for these larger institutions to provide the level of personal service the Company provides to small business borrowers.

The Company's loan portfolio consists of commercial loans, real estate loans, and consumer loans. Commercial loans are made for the purpose of providing working capital, financing the purchase of equipment or inventory, as well as for other business purposes. Real estate loans consist of loans secured by commercial or residential real property and loans for the construction of commercial or residential property. Consumer loans are made for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased.

The Company's loans are primarily to businesses and individuals located in eastern Bergen County, New Jersey. The Company has not made loans to borrowers outside of the United States. Commercial lending activities are focused primarily on lending to small business borrowers. The Company believes that its strategy of customer service, competitive rate structures, and selective marketing have enabled the Company to gain market entry to local loans. Bank mergers and lending restrictions at larger banks competing with the Company have also contributed to the Company's efforts to attract borrowers.

The following table sets forth the classification of the Company's loans by major category as of December 31, 1997 and 1996, respectively:

                                                   December 31, 1997               December 31, 1996
                                             ------------------------------      -----------------------------
                                                              (Dollars in thousands)

                                                 Amount      Percent              Amount         Percent
                                                 ------      -------              ------         -------
Commercial and Industrial                       $15,568         18.7%            $12,555         16.4%
Real Estate :
        Non-residential properties               25,929         31.1%             23,000         30.0%
        Residential properties                   36,988         44.4%             37,706         49.1%
        Construction                              2,783          3.3%              1,752          2.3%
Consumer                                          2,056          2.5%              1,705          2.2%
                                            ------------     ------------       ---------     --------

Total Loans                                     $83,324          100%            $76,718          100%
                                                =======      ========            =======      ========

The following table sets forth fixed and adjustable rate loans as of December 31, 1997 in terms of interest rate sensitivity (in thousands):

                                         Within
                                        One Year      1 to 5          After 5
                                                        Years          Years            Total
                                       -----------    -----------     ---------      -------------

Loans with Fixed Rate                      $4,106      $40,132          $4,788         $49,026
Loans with Adjustable Rate                 27,114        4,625           2,559          34,298



ASSET QUALITY
The Company's principal assets are its loans. Inherent in the lending function is the risk of the borrower's inability to repay a loan under its existing terms. Risk elements include non-accrual loans, past due and restructured loans, potential problem loans, loan concentrations, and other real estate owned.

Non-performing assets include loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more. When a loan is classified as non-accrual, interest accruals discontinue and all past due interest, including interest applicable to prior years, is reversed and charged against current income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of such payments of interest.

The Company attempts to minimize overall credit risk through loan diversification and its loan approval procedures. Due diligence begins at the time a borrower and the Company begin to discuss the origination of a loan. Documentation, including a borrower's credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source and timing of the repayment of the loan, and other factors are analyzed before a loan is submitted for approval. Loans made are also subject to periodic audit and review.

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:

                                      Non-Performing Assets
                                     (dollars in thousands)
                                                                           December 31,
                                                              ----------------------------------
                                                                  1997                    1996
                                                               ---------                -------

Non-accrual loans                                              $    439                 $    0
Non-accrual loans to total loans                                   0.53%                     0
Non-performing assets to total assets                              0.30%                     0
Allowance for possible loan losses as
a percentage of non-performing loans                             229.84%                  N/A

As of December 31, 1997, the Company has two non-accrual loans. One represents a construction loan totaling $234,676, while the other is a home equity loan aggregating $203,975. The Company has no other non-performing loans and has no real estate owned (REO) as a result of a foreclosure.

Other than as disclosed above, there were no loans where information about possible credit problems of borrowers causes management to have serious doubts as to the ultimate collectibility of such loans.

As of December 31, 1997 and 1996, although there were no concentrations of loans exceeding 10% of the Company's total loans and the Company had no foreign loans, the Company's loans are primarily to businesses and individuals located in eastern Bergen County, New Jersey.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The Company attempts to maintain an allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the loan portfolio are analyzed on a continuous basis by the Company's officers, by external independent loan review auditors, and by the Company's audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. Addition to the allowance are made by provisions charged to the expense and the allowance is reduced by net-chargeoffs (i.e. loans judged to be uncollectible are charged against the reserve, less any recoveries on the loans.)

Although management attempts to maintain the allowance at an adequate level, future addition to the allowance may be required based upon changes in market conditions. Additionally, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additional provisions based upon their judgment about information available to them at the time of their examination.

The Company's allowance for loan losses totaled $1,009,000 and $861,000 at December 31, 1997 and 1996, respectively. This increase in the allowance is due to the continued growth of the loan portfolio. The following is a summary of the reconciliation of the allowance for loan losses for the years ended December 31, 1997 and 1996 (dollars in thousands):

                                                  1997                1996
                                                  ----                ----
                                                   (dollars in thousands)

Balance, beginning of year                      $   861            $   692
Charge-offs                                         (30)               (36)
Recoveries                                           18                 12
Provision charged to expense                        160                193
                                                -------            -------
Balance, end of year                            $ 1,009            $   861
                                                =======            =======

Ratio of net charge-offs to
average loans outstanding                          0.02%              0.04%

Balance of allowance at end of year as
a percentage of loans at end of year               1.21%              1.12%


The following table sets forth, for each of the Company's major lending areas, the amount and percentage of the Company's allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated:

                                    Allocation of the Allowance for Loan Losses by Category
                                                     (dollars in thousands)
                                                             December 31,
                              -----------------------------------------------------------------------------------------
                                                1997                                             1996
                              ---------------------------------------------  ------------------------------------------
                                                               % of                                            % of
                                                               Total                                           Total
                                 Amount       % of ALL         Loans          Amount           % of ALL        Loans
                              -----------     -------------    -----------    ------------     ------------    --------
Balance applicable to:
Commercial                     $   262         25.97%          31.49%           $   235         27.29%           25.43%
Real Estate :
    Non-residential property       258         25.57%          25.65%               238         27.64%           31.04%
    Residential property           234         23.19%          37.37%               234         27.18%           39.02%
    Construction                    28          2.78%           3.34%                18          2.10%            2.28%
Consumer                            22          2.18%           2.15%                21          2.43%            2.23%
                                -------       -------                           -------        ------

Sub-total                      $   804         79.69%         100.00%           $   746         86.64%          100.00%
Unallocated Reserves               205         20.31%                               115         13.36%
                                -------       -------                           -------        ------

TOTAL                           $1,009        100.00%         100.00%           $   861        100.00%          100.00%
                                ======        =======         =======           =======        =======          =======


INVESTMENT SECURITIES

The Company maintains an investment portfolio to fund increased loan demand or deposit withdrawals and other liquidity needs and to provide an additional source of interest income. The portfolio is composed of U.S. Treasury Securities, obligation of U.S. Government Agencies and selected municipal and state obligations.

Securities are classified as "held-to-maturity" (HTM), "available for sale"
(AFS), or "trading" at time of purchase. Securities classified as HTM are based upon management's intent and the Company's ability to hold them to maturity. Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts. Securities which are bought and held principally for the purpose of selling them in the near term are classified as trading securities, which are carried at market value. Realized gains and losses as well as gains and losses from marking the portfolio to market value are included in trading revenue. Securities not classified as HTM or trading securities are classified as AFS and are stated at fair value. Unrealized gains and losses on AFS securities are excluded from results of operations, and are reported as a separate component of stockholders' equity, net of taxes. Securities classified as AFS include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital, or other similar requirements.


Management determines the appropriate classification of securities at the time of purchase. At December 31, 1997, $24,781,000 of the Company's investment securities were classified as held to maturity and $12,543,000 were classified as available for sale. At December 31, 1997, the Company held no securities which it classified as trading securities.

At December 31, 1997, total investment securities $37,324,000, an increase of $1,163,000, from total investment securities of $36,161,000 at December 31, 1996. This increase in investment securities from year end 1996 to year end 1997 reflects increases in total deposits in excess of funds needed for new loan originations.

The following table sets forth the carrying value of the Company's security portfolio as of the dates indicated.

A comparative summary of securities available for sale at December 31, 1997 and 1996 is as follows (in thousands):

                                                                            Gross       Gross
                                                                Amor-      unreal-     unreal-
                                                                tized       ized         ized       Market
                                                                 cost       gains       losses      value
                                                                 ----       -----       ------      -----
              1997 - U.S. Government and
                  agency obligations                         $  12,507       46         (10)     $ 12,543
                                                              ========   ======       ======     ========

              1996 - U.S. Government and
                  agency obligations                         $   8,647       15         (18)     $  8,644
                                                              ========   ======       ======     ========

A comparative summary of investment securities held to maturity at December 31, 1997 and 1996 is as follows (in thousands):

                                                                            Gross       Gross
                                                                Amor-      unreal-     unreal-
                                                                tized       ized         ized       Market
                                                                 cost       gains       losses      value
                                                                 ----       -----       ------      -----
          1997:
              U.S. Government and agency
               securities                                     $  19,442       37         (  9)     $19,470
              Municipal obligations                               5,339       25           -         5,364
                                                              ---------   ------        -----      -------

                                                              $  24,781       62         (  9)     $24,834
                                                              =========   ======        ======     =======

          1996:
              U.S. Government and agency
               obligations                                    $  21,183       48          (37)     $21,194
              Municipal obligations                               6,334       18           -         6,352
                                                              ---------   ------        -----      -------

                                                              $  27,517       66          (37)     $27,546
                                                              =========   ======        =====      =======


The following table sets forth as of December 31, 1997 and December 31, 1996, the maturity distribution of the Company's investment portfolio :

                                           Maturity of Investment Securities
                                                   December 31, 1997
                                                   (in thousands)
                                                                                              Securities
                                             Investment Securities                          Available for Sale
                              ----------------------------------------------    -------------------------------------------
                                                                 Weighted                                       Weighted
                              Amortized        Market            Average        Amortized       Market          Average
                              Cost             Value             Yield          Cost            Value           Yield
                              ------------     -------------     -----------    ------------    ------------    -----------

Within 1 Year                     $14,946        $14,956           5.89%           $  6,488       $ 6,493         5.89%

1 to 5 Years                        9,835          9,878           5.89%              6,019         6,050         6.07%
                                  --------      --------                            -------       --------

                                  $24,781        $24,834                            $12,507       $12,543
                                  =======        =======                            =======       =======

                                             December 31, 1996
                                              (in thousands)
                                                                                              Securities
                                             Investment Securities                          Available for Sale
                              ----------------------------------------------    -------------------------------------------
                                                                 Weighted                                       Weighted
                              Amortized        Market            Average        Amortized       Market          Average
                              Cost             Value             Yield          Cost            Value           Yield
                              ------------     -------------     -----------    ------------    ------------    -----------

Within 1 Year                     $15,702        $15,723           6.06%             $4,000       $4,002          5.80%

1 to 5 Years                       11,423         11,417           5.67%              4,647        4,642          5.86%

Over 5 Years                          392            406           9.12%                  -            -             -
                                  -------       --------                            -------       ------
                                  $27,517        $27,546                             $8,647       $8,644
                                  =======        =======                             ======       ======

The Company sold no securities from its portfolio during 1997 or during 1996.

DEPOSITS
Deposits are the Company's primary source of funds. The Company experienced a growth in average deposit balances of $29,149,000 or 30.2% to $125,751,000 at December 31, 1997 as compared to $96,602,000 at December 31, 1996. This growth was accomplished as a result of the growth of two new branches which were opened during the third and fourth quarters of 1996. Among the increase in deposits, average time deposits grew $12,976,000 or 39.1% from 1996 to 1997 while average non-interest bearing demand deposits grew $8,736,000 or 37.6% during 1997 as compared to 1996. The aggregate amount of average non-interest bearing deposits totaled 30.8% of the Company's total deposits at December 31, 1997 as compared to 23.2% at December 31, 1996. The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the average amount of various types of deposits for each of the periods indicated:

                                                                       December 31,
                                                                   (Dollars in Thousands)

                                                         1997                          1996
                                              ------------------------       -------------------------

                                                Amount             %           Amount               %
                                              --------           -----        --------           -----
         Non-interest Bearing Demand          $ 31,954           25.4%        $ 23,218            24.0%
         Interest Bearing Demand                32,267           25.7%          27,013            28.0%
         Savings                                15,395           12.2%          13,212            13.7%
         Time Deposits                          46,135           36.7%          33,159            34.3%
                                              --------          -----           --------          ----

                                              $125,751            100%        $ 96,602             100%
                                              ========          =====         ========            =====

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposits of denominations of $100,000 or more as of December 31, 1997 (in thousands).

         Three months or less                                   $    13,410
         Over three months through twelve months                      5,127
         Over one year through three years                               --
         Over three years                                               158
                                                                -----------

         TOTAL                                                  $    18,695
                                                                ===========


LIQUIDITY
The Company's liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits, and other cash outflows in a cost-effective manner. The Company's principal sources of funds are deposits, scheduled amortization and prepayments of loan principal, maturities of investment securities, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flow and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The Company's total deposits equaled $128,745,000 at December 31, 1997 as compared to $126,333,000 at December 31, 1996. The increase in funds provided by deposit inflows during this period has been more than sufficient to provide the Company's loan demand and excess funds have been invested in investment securities and federal funds sold.

Through the Company's investment portfolio, the Company has generally sought to obtain a safe, yet slightly higher yield than would have been available to the Company as a net seller of overnight federal funds while still maintaining liquidity. Through its investments portfolio, the Company also attempts to manage its maturity gap by seeking maturities of investments which coincide as closely as possible with maturities of deposits. The Bank's investment portfolio also includes securities held for sale to provide liquidity for anticipated loan demand and other liquidity needs.

Although the Bank has been traditionally been a net "seller" of federal funds, the Bank does maintain lines of credit with the Federal Home Loan Bank of New York, Summit Bank, and Bank of New York for "purchase" of federal funds in the event that temporary liquidity needs arise.

Management believes that the Company's current sources of funds provide adequate liquidity for the current cash flow needs of the Company.


INTEREST RATE SENSITIVITY ANALYSIS
The principal objective of the Company's asset and liability management function is to evaluate the interest-rate risk included in certain balance sheet accounts; determine the level of risk appropriate given the Company's business focus, operating environment, capital and liquidity requirements; establish prudent asset concentration guidelines; and manage the risk consistent with Board approved guidelines. The Company seeks to reduce the vulnerability of its operations to changes in interest rates and to manage the ratio of interest-rate sensitive assets to interest-rate sensitive liabilities within specified maturities or repricing dates. The Company's actions in this regard are taken under the guidance of the Asset/Liability Committee (ALCO) of the Board of Directors. The ALCO generally reviews the Company's liquidity, cash flow needs, maturities of investments, deposits and borrowings, and current market conditions and interest rates.


One of the monitoring tools used by the ALCO is an analysis of the extent to which assets and liabilities are interest rate sensitive and measures the Company's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising rates, a negative gap may result in the yield on the institution's assets increasing at a slower rate than the increase in its cost of interest-bearing liabilities resulting in a decrease in net interest income. Conversely, during a period of falling interest rates, an institution with a negative gap would experience a repricing of its assets at a slower rate than its interest-bearing liabilities which, consequently, may result in its net interest income growing.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at the periods indicated which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods presented. Except as noted, the amount of assets and liabilities which reprice or mature during a particular period were determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Because the Bank has no interest bearing liabilities with a maturity greater than five years, management believes that a static gap for the over five year time period reflects a more accurate assessment of interest rate risk. The Company's loan repayment assumptions are based upon actual historical repayment rates.

                                                    Cumulative Rate Sensitive Balance Sheet
                                                              December 31, 1997
                                                                 (in thousands)

                                0 - 3       0 - 6       0 - 1        0 - 5                     All
                               Months      Months        Year         Year      5 + Years     Others          TOTAL
                               ------      ------       -----         ----      ---------     ------          -----
Investment Securities           $ 5,006     $ 9,113     $21,439     $ 37,324     $      0      $      0    $ 37,324

Loans :
     Commercial                  20,942      21,617      23,248       46,243        1,707             0      47,950
     Participations                 350         482         482        2,260          179             0       2,439
     Mortgages                        0         182         182       13,222        2,034             0      15,256
     Consumer                    15,377      15,395      15,442       17,246          433             0      17,679

Federal Funds Sold               12,000      12,000      12,000       12,000            0             0      12,000
Other Assets                          0           0           0            0            0        11,972      11,972
                             ----------- ----------- ----------- ------------ ------------ -------------  ----------

TOTAL ASSETS                    $53,675     $58,789     $72,793     $128,295     $132,648      $144,620    $144,620
                                =======     =======     =======     ========     ========      ========    ========

Transaction /
NOW Accounts                    $21,679     $21,679     $21,679      $21,679  $         0  $          0   $  21,679
Money Market                     11,215      11,215      11,215       11,215            0             0      11,215
Savings                          16,292      16,292      16,292       16,292            0             0      16,292
CD's < $100,000                   9,817      16,190      19,372       21,189           30             0      21,219
CD's > $100,000                  13,590      16,777      18,924       19,551            0             0      19,551
Other Liabilities                     0           0           0            0            0        39,507      39,507
Equity                                0           0           0            0            0        15,157      15,157
                             ----------- ----------- ----------- ------------ ------------ -------------  ----------

TOTAL LIABILITIES AND
EQUITY                          $72,593     $82,153     $87,482      $89,926      $89,956      $144,620    $144,620
                                =======     =======     =======      =======      =======      ========    ========

Dollar Gap                     (18,918)    (23,364)    (14,689)       38,369       42,692
Gap / Total Assets              -13.09%     -16.17%     -10.16%       26.55%       29.52%
Target Gap Range               +/-35.0%   +/- 30.0%   +/- 25.0%     +/-25.0%
RSA / RSL                        73.94%      71.56%      83.21%      142.67%      147.46%
(Rate Sensitive Assets to
 Rate Sensitive Liabilities)


MARKET RISK
Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Thus, management actively monitors and manages its interest rate risk exposure.

The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changing interest rates on its net interest income using several tools. One measure of the Company's exposure to differential changes in interest rates between assets and liabilities is shown in the Company's Cumulative Rate Sensitive Balance Sheet under the Interest Rate Sensitivity Analysis caption.

The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk.

The Company continually evaluates interest rate risk management opportunities. Management believes that hedging instruments currently available are not cost-effective, and therefore, has focused its efforts on increasing the Company's yield-cost spread through retail growth opportunities.

The following table discloses the Company's financial instruments that are sensitive to change in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 1997. Market risk sensitive instruments are generally defined as on- and off- balance sheet financial instruments.

                                         Expected Maturity/Principal Repayment
                                                   December 31, 1997
                                               (Dollars in thousands)


                 Avg. Int.                                                      There                Fair
                   Rate       1998      1999      2000      2001      2002     -After      Total     Value
                 ---------    ----      ----      ----      ----      -----     -----      -----     -----
Interest Rate
Sensitive
Assets:
Loans ........    8.98%     31,207      5,984    10,068   16,489     12,235      7,341     83,324     83,874
Tax Exempt
Securities ...    6.74%      4,687        151      --       --         --         --        4,838      4,838
Investment
Securities ...    5.82%     16,752     15,343      --       --          391       --       32,486     32,539
Fed Funds
Sold .........    5.41%     12,000       --        --       --         --         --       12,000     12,000
FHLB Stock ...    6.51%        476       --        --       --         --         --          476        476

Interest Rate
Sensitive
Liabilities:
NOW Deposits .    1.08%     21,679       --        --       --         --         --       21,679     21,679
Savings
Deposits .....    2.14%     16,292       --        --       --         --         --       16,292     16,292
Money Market
Deposits .....    2.10%     11,215       --        --       --         --         --       11,215     11,215
Time
Deposits .....    5.02%     38,348        909       699      465        318         30     40,769     40,730


CAPITAL
A significant measure of the strength of a financial institution is its capital base. The Company's federal regulators have classified and defined Company capital into the following components: (1) Tier I Capital, which includes tangible shareholders' equity for common stock and qualifying perpetual preferred stock, and (2) Tier II Capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt, and preferred stock which does not qualify for Tier I Capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines which require certain capital as a percent of the Company's assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).

A Bank Holding Company is required to maintain, at a minimum, Tier I Capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II Capital as a percentage risk-adjusted assets of 8.0%.

In addition to the risk-based guidelines, the Company's regulators require that an institution which meets the regulator's highest performance and operation standards maintain a minimum leverage ratio (Tier I Capital as a percentage of tangible assets) of 3.0%. For those institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be evaluated through the ongoing regulatory examination process. The Company is subject to substantially similar regulations by its federal regulations.


The following table summarizes the risk-based and leverage capital ratios for the Bank at December 31, 1997, as well as the required minimum regulatory capital ratios:

                               Capital Adequacy

                                                               Minimum
                                     December 31,             Regulatory
                                        1997                 Requirements
                                     ------------            -------------
Risk-Based Capital:
      Tier I Capital Ratio               16.18%                 4.0%
      Total Capital Ratio                17.26%                 8.0%
Leverage Ratio                           10.82%                 3.0%


IMPACT OF INFLATION AND CHANGING PRICES
The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all of the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS 130
Federal Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", (SFAS 130) established standards for reporting and displaying of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 requires that an enterprise (a) classify items of other comprehensive by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.


YEAR 2000
Due to the technological issues surrounding the Year 2000, the Company has adopted a Year 2000 Compliance Plan. The Company has also established a Year 2000 Compliance Committee, which includes members of senior management from all operating areas. The objectives of the plan and the committee are to ensure that the Bank will be prepared for the new millenium. As recommended by the Federal Financial Institutions Examination Council, the Year 2000 Plan includes the following phases: Awareness, Assessment, Renovation, Validation, and Implementation.

The Company is currently in the Assessment stage and has identified the most critical applications, which includes addressing contract and service agreements. Management believes that it is currently on target to be appropriately prepared for any changes and no material expenses have been identified.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Statements of Financial Condition of the Company as of December 31, 1997 and 1996, and the related Consolidated Statements of Income, Stockholders' Equity, and Cash Flows for each of the years in the three year period ended December 31, 1997 are included herein as indicated on the "Index to Consolidated Financial Statements" on page 35.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY; COMPLIANCE WITH
        SECTION 16(a) OF THE EXCHANGE ACT

Information concerning the directors and executive officers is included in the definitive Proxy Statement for the Company's 1998 Annual Meeting under the caption "Proposal 1. Election of Directors" and information concerning compliance with Section 16(a) of the Exchange Act is included under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934", each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1998.

Set forth below is the name of and certain biographical information regarding the additional principal officer of the Company who does not also serve as a director. The term of office for such officer is one year.

Thomas W. Thomasma, 43, has been Senior Vice President and Senior Lending Officer of the Bank since 1994. He previously served in Senior Lending capacities at Independence Bank and at First Fidelity Bank for more than five years.


ITEM 10. EXECUTIVE COMPENSATION

Information concerning executive compensation is included in the definitive Proxy Statement for the Company's 1998 Annual Meeting under the caption "Executive Compensation" and is hereby incorporated by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1998.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Company's 1998 Annual Meeting under the caption "Security Ownership of Certain Beneficial Owners and Management" which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1998.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 1998 Annual Meeting under the caption "Certain Transactions with Management" which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1998.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)     Exhibits.
==========================================================================
Exhibit
Number   Description of Exhibits
--------------------------------------------------------------------------
--------------------------------------------------------------------------
3(i)              Certificates of Incorporation of the Company (1)
--------------------------------------------------------------------------
3(ii)             Bylaws of the Company (1)
--------------------------------------------------------------------------
4(i)              Form of Non-Transferable Warrant Certificate (1)
--------------------------------------------------------------------------
4(ii)             Form of Stock Certificate (2)
--------------------------------------------------------------------------
10(i)             Bridge View Bank 1994 Stock Option Plan (1)
--------------------------------------------------------------------------
10(ii)            Bridge View Bank 1994 Stock Option Plan for Non-Employee
                  Directors (1)
--------------------------------------------------------------------------
21                Subsidiaries of the Registrant
--------------------------------------------------------------------------
23                Consent of Independent Auditors'
--------------------------------------------------------------------------
27                Financial Data Schedule
==========================================================================

(1) Incorporated by reference from Exhibits 2(a) to 6(b) from the Company's Registration Statement on Form 10-SB, Registration No. 1-12165.
(2) Incorporated by reference from Exhibit 4(ii) from the Company's Registration Statement on Form SB-2, Registration No. 333-20697.


         (b)     Reports on Form 8-K

                    (i) A Current Report on Form 8-K related to the Company's announcement of its earnings for the first quarter of 1997 filed May 6, 1997.

                    (ii) A Current Report on Form 8-K related to the Company's announcement of its earnings for the second quarter of 1997 filed July 30, 1997.

                     BRIDGE VIEW BANCORP AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                      Page
                                                                     -------

Independent Auditors' Report ...............................            36

         Consolidated Statements of Financial Condition
                  as of December 31, 1997 and 1996 .........            37

         Consolidated Statements of Income for the years
                  ended December 31, 1997, 1996, and 1995 ..            38

         Consolidated Statements of Stockholders' Equity
                  for the years ended December 31, 1997,
                  1996, and 1995 ...........................            39

         Consolidated Statements of Cash Flows for the years
                  ended December 31, 1997, 1996, and 1995 ..            40

         Notes to Consolidated Financial Statements ........            42

                         Independent Auditors' Report


The Board of Directors and Stockholders
Bridge View Bancorp:


We have audited the accompanying consolidated statements of financial condition of Bridge View Bancorp and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridge View Bancorp and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                     /s/ KPMG Peat Marwick LLP


Short Hills, New Jersey
February 6, 1998

                     BRIDGE VIEW BANCORP AND SUBSIDIARIES
                Consolidated Statements of Financial Condition
                          December 31, 1997 and 1996
                            (Dollars in Thousands)



                            Assets                                       1997                   1996
                                                                        ---------             ---------
Cash and cash equivalents:
    Cash and due from banks (note 3)                                    $   9,629                 9,058
    Federal funds sold                                                     12,000                14,500
                                                                        ---------             ---------
                  Total cash and cash equivalents                          21,629                23,558
                                                                        ---------             ---------

Securities available for sale (note 4)                                     12,543                 8,644
Investment securities, estimated market value of
    $24,834 in 1997 and $27,546 in 1996 (note 4)                           24,781                27,517
FHLBNY stock, at cost                                                         476                   476
Loans (note 5):
    Commercial                                                             50,389                45,080
    Mortgage                                                               17,679                12,693
    Consumer and other                                                     15,256                18,945
                                                                        ---------             ---------
                  Total loans                                              83,324                76,718
    Deferred loan fees                                                       (129)                 (105)
    Allowance for loan losses                                              (1,009)                 (861)
                                                                        ---------             ---------
                  Net loans                                                82,186                75,752
                                                                        ---------             ---------

Premises and equipment, net (Note 6)                                        1,652                 1,752
Accrued interest receivable                                                 1,069                 1,031
Other assets (note 8)                                                         284                   330
                                                                        ---------             ---------
                  Total assets                                          $ 144,620               139,060
                                                                        =========             =========
             Liabilities and Stockholders' Equity
Deposits (note 7):
    Noninterest-bearing demand deposits                                    38,790                29,352
    Interest-bearing deposits:
       Savings and time deposits                                           71,260                72,577
       Certificates of deposit of $100,000 or more                         18,695                24,404
                                                                        ---------             ---------
                  Total deposits                                          128,745               126,333
Accounts payable and accrued liabilities                                      718                   509
                                                                        ---------             ---------
                  Total liabilities                                       129,463               126,842
                                                                        ---------             ---------
Stockholders' equity (notes 12 and 14):
    Capital stock, no par value.  Authorized
       10,000,000 shares; issued and outstanding
       2,521,010 shares in 1997 and 2,201,472
       shares in 1996                                                      13,347                10,647
    Net unrealized (loss) gain on securities available
       for sale                                                                22                    (2)
    Retained earnings                                                       1,788                 1,573
                                                                        ---------             ---------
                  Total stockholders' equity                               15,157                12,218
Commitments and contingencies (notes 9 and 15)
                  Total liabilities and stockholders' equity            $ 144,620               139,060
                                                                        =========             =========



         See accompanying notes to consolidated financial statements.

                     BRIDGE VIEW BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income
                 Years ended December 31, 1997, 1996 and 1995
                   (Dollars in Thousands, Except Share Data)

                                                             1997        1996           1995
                                                             ----        ----           ----
Interest income:
    Loans                                                   $7,241        5,961        4,712
    Securities available for sale                              852          366          384
    Municipals - nontaxable                                    241          262          165
    Investment securities                                    1,214          924          823
    Federal funds sold and dividends on FHLBNY stock           394          357          294
                                                            ------       ------       ------
                  Total interest income                      9,942        7,870        6,378
                                                            ------       ------       ------
Interest expense:
    Savings and time deposits                                2,092        1,545        1,431
    Certificates of deposit of $100,000 or more              1,024          765          413
    Federal funds purchased                                      7           14         --
                                                            ------       ------       ------
                  Total interest expense                     3,123        2,324        1,844
                                                            ------       ------       ------

                  Net interest income                        6,819        5,546        4,534

 Provision for Loan Losses (note 5)                            160          193           92
                                                            ------       ------       ------

                  Net interest income after provision
                     for loan losses                         6,659        5,353        4,442

Other income - principally fees and service charges          1,102          793          578
                                                            ------       ------       ------

Other expenses:
    Salaries and employee benefits (note 13)                 2,093        1,674        1,361
    Occupancy and equipment expense (note 9)                 1,008          826          773
    Professional fees                                          193          153          115
    Advertising and business promotion                          94          108           65
    Stationery and supplies                                    156          204          136
    Data processing                                            309          229          173
    FDIC expense                                                15            2           87
    Other operating expenses                                   493          419          294
                                                            ------       ------       ------
                  Total other expenses                       4,361        3,615        3,004
                                                            ------       ------       ------
                  Income before income tax expense           3,400        2,531        2,016

Income tax expense (note 8)                                  1,337          987          781
                                                            ------       ------       ------

                  Net income                                $2,063        1,544        1,235
                                                            ======       ======       ======
Earnings per share:
    Basic                                                   $ 0.88         0.70         0.56
                                                            ======       ======       ======
    Diluted                                                   0.84         0.69         0.55
                                                            ======       ======       ======

Per share data has been restated to reflect the 5% stock dividends and the 2 for 1 stock split in 1997 and 1996.

         See accompanying notes to consolidated financial statements.

                     BRIDGE VIEW BANCORP AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 1997, 1996 and 1995

                            (Dollars in Thousands)

                                                                                        Net
                                                                                     unrealized
                                                                                   gain(loss) on
                                                                                     securities
                                                         Capital      Retained       available
                                                          stock       earnings        for sale       Total
                                                          -----       --------        --------       -----
Balance at December 31, 1994                              $ 9,521           260         (194)         9,587

Net income                                                   --           1,235         --            1,235
5% stock dividend                                             518          (518)        --             --
Common stock issued upon exercise of stock warrants
                                                                8          --           --                8
Net change in unrealized loss on securities
     available for sale, net of tax                          --            --            205            205
                                                          -------       -------      -------        -------
Balance at December 31, 1995                               10,047           977           11         11,035

Net income                                                    --          1,544         --            1,544

5% stock dividend                                             576          (576)        --             --
Common stock issued upon exercise of stock warrants
                                                               23          --           --               23
Common stock issued upon exercise of stock options
                                                                1          --           --                1
Cash Dividend Paid                                           --            (372)        --             (372)
Net change in unrealized loss on securities
     available for sale, net of tax                          --            --            (13)           (13)
                                                          -------       -------      -------        -------
Balance at December 31, 1996                               10,647         1,573           (2)        12,218

Net income                                                   --           2,063         --            2,063
5% stock dividend                                           1,380        (1,380)        --             --
Common stock issued upon exercise of stock warrants
                                                            1,281          --           --            1,281
Common stock issued upon exercise of stock options
                                                               39          --           --               39
Cash dividends paid                                          --            (468)        --             (468)
Net change in unrealized gain /(loss) on
     securities available for sale, net of tax               --            --             24             24
                                                          -------       -------      -------        -------

Balance at December 31, 1997                              $13,347         1,788           22         15,157
                                                          =======       =======      =======        =======

          See accompanying notes to consolidated financial statements.

                     BRIDGE VIEW BANCORP AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 Years ended December 31, 1997, 1996 and 1995
                            (Dollars in Thousands)

                                                                                     1997            1996          1995
                                                                                     ----            ----           ----

Cash flows from operating activities:
    Net income                                                                     $  2,063          1,544          1,235
    Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                     160            193             92
          Depreciation  and amortization                                                190            152            155
          Deferred taxes                                                               (126)           (47)            40
          Net amortization and accretion of premiums and discounts
              on investment securities                                                   25             (2)           (21)
          Net loss on sale of securities available for sale                            --             --                5
          Loans originated for sale                                                    --             (175)        (1,188)
          Proceeds from sales of loans held for sale                                     50            125          1,285
          Fees from sale of loans held for sale                                         (17)            (7)           (11)
          Changes in operating assets and liabilities:
              Increase in accrued interest receivable                                   (38)          (294)          (130)
              Decrease (increase) in other assets                                       171             17            (38)
              Increase (decrease) in accounts payable and accrued liabilities           209            (26)           166
                                                                                   --------       --------       --------

                    Net cash provided by operating activities                         2,687          1,480          1,590
                                                                                   --------       --------       --------

Cash flows from investing activities:
    Purchases of investment securities                                              (16,634)       (22,538)       (14,310)
    Maturities of investment securities                                              19,373         12,649         22,012
    Proceeds from repayments of securities available for sale                           559            107            133
    Proceeds from sale of securities available for sale                                --             --            2,915
    Maturities of securities available for sale                                       5,000          4,000          1,000
    Purchase of securities available for sale                                        (9,447)        (5,992)        (2,982)
    Net increase in loans                                                            (6,644)       (20,612)       (12,063)
    Purchase of FHLBNY stock                                                           --             (476)          --
    Purchases of banking premises and equipment                                         (87)          (352)           (21)
                                                                                   --------       --------       --------
                    Net cash used in investing activities                            (7,880)       (33,214)        (3,316)
                                                                                   --------       --------       --------

Cash flows from financing activities:
    Net increase in deposits                                                          2,412         41,109          8,588
    Issuance of common stock and options and warrants exercised                       1,320             24              8
    Dividends paid                                                                     (468)          (372)          --
                                                                                   --------       --------       --------
                    Net cash provided by financing activities                         3,264         40,761          8,596
                                                                                   --------       --------       --------

                    (Decrease) increase in cash and cash equivalents                 (1,929)         9,027          6,870

Cash and cash equivalents at beginning of year                                       23,558         14,531          7,661
                                                                                   --------       --------       --------

Cash and cash equivalents at end of year                                           $ 21,629         23,558         14,531
                                                                                   ========       ========       ========



Supplemental information:
    Cash paid during the year for:
       Interest                                                                    $  3,189          2,105          1,801
                                                                                   ========       ========       ========
       Income taxes                                                                $  1,319          1,221            408
                                                                                   ========       ========       ========

         See accompanying notes to consolidated financial statements.

                     BRIDGE VIEW BANCORP AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1996


 (1)   Summary of Significant Accounting Policies

       The accompanying consolidated financial statements include the accounts of Bridge View Bancorp (the Company) and its direct and indirect wholly-owned subsidiaries, Bridge View Bank and Bridge View Investment Company (the Bank). All intercompany accounts and transactions have been eliminated in consolidation. Certain accounts in prior periods have been restated to conform to the current presentation.

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

       Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral. Impairment losses are included in the allowance for loan losses through provisions charged to operations.

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

       Earnings Per Share

       Earnings per share is based upon the computational standards established by the FASB Statement of Financial Accounting Standards No.
       128. This statement provided for the replacement of Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS. Basic EPS excludes dilution and represents the effect of earnings upon the weighted average number of shares outstanding for the period. Diluted EPS reflects the effect of earnings upon weighted average shares including the potential dilution that could occur if securities or contracts to issue common stock were converted or exercised. All per share data has been restated to reflect this new statement as well as the two-for-one exchanges in 1997 and 1996, respectively, and all stock dividends.


       Cash and Cash Equivalents

       Cash and cash equivalents include cash and due from banks and federal funds sold, which are generally sold for one-day periods.

(2)    Formation of Bank Holding Company and Exchange of Common Stock

       The Company is a New Jersey corporation organized in May 1996 at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank. As part of the acquisition in December 1996, shareholders of the Bank received shares of the Company's common stock, no par value per share (the Common Stock), in a ratio of two shares of Common Stock for each outstanding share of the Common Stock of the Bank, $5.00 per share par value. The acquisition was accounted for in a manner similar to a pooling of interest resulting in no changes in the underlying assets and liabilities.


 (3)   Cash on Hand and Due from Banks

       Included in cash on hand and due from banks at December 31, 1997 and 1996 was $3.2 million and $2.2 million, respectively, representing reserves required to be maintained by the Federal Reserve Bank.


 (4)   Securities Available for Sale and Investment Securities

       A comparative summary of investment securities available for sale at December 31, 1997 and 1996 is as follows (in thousands):


                                                                            Gross       Gross
                                                                Amor-      unreal-     unreal-
                                                                tized       ized         ized      Market
                                                                 cost       gains       losses      value

              1997 - U.S. Government and
                  agency obligations                         $  12,507       46         (10)       12,543
                                                              ========   ======       =====      ========

              1996 - U.S. Government and
                  agency obligations                         $   8,647       15         (18)        8,644
                                                              ========   ======       =====      ========



       A comparative summary of held to maturity investment securities at December 31, 1997 and 1996 is as follows (in thousands):


                                                                            Gross        Gross
                                                                Amor-      unreal-      unreal-
                                                                tized        ized         ized      Market
                                                                 cost       gains        losses      value
                                                              ---------   ------        -----      ---------
          1997:
              U.S. Government and agency
               securities                                     $  19,442       37          ( 9)        19,470
              Municipal obligations                               5,339       25           -           5,364
                                                              ---------   ------        -----      ---------

                                                              $  24,781       62          ( 9)        24,834
                                                               ========   ======         =====     =========

          1996:
              U.S. Government and agency
               obligations                                       21,183       48          (37)        21,194
              Municipal obligations                               6,334       18           -           6,352
                                                              ---------   ------        -----      ---------

                                                              $  27,517       66          (37)        27,546
                                                               ========   ======        =====      =========

         The investments held at December 31, 1997 mature as follows (in thousands):

                                                           Securities               Securities
                                                            held to                  available
                                                            maturity                 for sale
                                                     Amor-                      Amor-
                                                     tized        Market        tized        Market
                                                     cost         value         cost         value

                  Within one year                   $14,946       14,955        6,488         6,493
                  One to five years                   9,835        9,879        6,019         6,050
                  Over five years                         -            -            -             -
                                                    -------       ------       ------       -------

                                                    $24,781       24,834       12,507        12,543
                                                     ======       ======       ======       =======

       For the years ended December 31, 1997 and 1996, respectively, there were no sales of securities.

       Securities with an amortized cost of $2.0 million and $2.0 million were pledged to secure public funds on deposit at December 31, 1997 and 1996, respectively.

       During 1996, the Bank became a member of the Federal Home Loan Bank of New York (FHLBNY). As a result, the Bank is required to hold shares of capital stock of FHLBNY, which are carried at cost, based upon a specified formula. The Bank has a $15,000,000 line of credit with the FHLBNY which is renewable each year. The interest rate is variable and generally at 25 basis points above the federal funds rate. At December 31, 1997, no amount was outstanding on this line of credit.


 (5)   Loans and Allowance for Loan Losses

       The activity in the allowance for loan losses is as follows (in thousands):
                                                        1997     1996     1995
                                                        ----     ----     ----

           Balance at beginning of year              $    861     692      626
           Provision charged to expense                   160     193       92
           Loans charged off                              (30)    (36)     (33)
           Recoveries                                      18      12        7
                                                        ------   ----     ----

           Balance at end of year                    $  1,009     861      692
                                                        =====    ====     ====

       There were no impaired loans at December 31, 1997 and 1996 and the average balance for impaired loans in 1996 was $109,000. There were no commitments to fund additional amounts to these borrowers.

       The Company grants commercial, mortgage and installment loans to those New Jersey residents and businesses within its local trading area. Its borrowers' abilities to repay their obligations are dependent upon various factors, including the borrowers' income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company's lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company's control; the Company is therefore subject to risk of loss. The Company believes its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.

 (6)   Banking Premises and Equipment

       At December 31, banking premises and equipment consists of the following (in thousands):

                                                                1997       1996
                                                               ------    -------
         Building                                             $ 1,677      1,677
         Furniture and equipment                                  891        807
         Leasehold improvements                                    42         36
                                                               ------    -------
                                                                2,610      2,520

         Less accumulated depreciation and amortization           958        768
                                                               ------    -------

                           Total banking premises and
                              equipment, net                  $ 1,652      1,752
                                                               ======    =======

(7) Deposits

       At December 31, a summary of the maturity of certificates of deposit is as follows:

                                                          1997         1996
                                                       ---------    ---------
        Certificates of deposit maturing:
            One year or less                           $  38,357    $  52,359
            One to three years                             1,600          929
            Over three years                                 813          634
                                                       ---------    ---------

                          Total certificates           $  40,770    $  53,922



(8) Income Taxes

       Income tax expense from operations for the years ended December 31 is as follows (in thousands):

                            1997          1996          1995
                          -------       -------       -------
         Federal:
            Current       $ 1,205           855           585
            Deferred         (111)          (38)           35
                          -------       -------       -------

                            1,094           817           620
                          -------       -------       -------
         State:
            Current           258           179           156
            Deferred          (15)           (9)            5
                          -------       -------       -------

                              243           170           161
                          -------       -------       -------

                          $ 1,337           987           781
                          =======       =======       =======


       Total income tax expense for the years ended December 31 is allocated as follows (in thousands):

                                                                      1997          1996        1995
                                                                    -------       -------      -------
         Income tax expense from operations                         $ 1,337           987          781
         Stockholders' equity - unrealized loss (gain)
            on securities available for sale and stock options          (33)            6         (136)
                                                                    -------       -------      -------

                                                                    $ 1,304           993          645
                                                                    =======       =======      =======

       Income tax expense from operations differed from the amounts computed by applying the U.S. federal income tax rate (34% in 1997, 1996 and 1995) to income taxes as a result of the following (in thousands):


                                                                        1997          1996         1995
                                                                      -------       -------       -------
                    Computed "expected" tax expense                   $ 1,156           861           685
                    Increase (decrease) in taxes resulting from:
                        State taxes, net of federal income tax
                           benefit                                        160           112           106
                        Tax-exempt income                                 (61)          (67)          (29)
                        Other                                              82            81            19
                                                                      -------       -------       -------

                                                                      $ 1,337           987           781
                                                                      =======       =======       =======

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1997 and 1996 are as follows (in thousands):

                                                                            1997           1996
                                                                            ----           ----
         Deferred tax assets:
             Interest income                                               $ 14               0
              Start-up costs                                                 11              11
             Bank premises, furniture and equipment,
                principally due to differences in depreciation               55              62
             Unrealized loss on securities available for sale               --                1
             Loans, principally due to allowance for loan
                losses and deferred fee income                              358             302
                                                                           ----            ----

                           Total gross deferred tax assets                  438             376
                                                                           ----            ----

         Deferred tax liabilities:
             Accrued expenses                                                22              47
             Deferred fee income                                             29              20
             Unrealized gain on securities available for sale                10            --
             Investment securities, principally due to
                accretion of discounts                                       37              29
             Accrual to cash adjustment                                     106             161
                                                                           ----            ----

                           Total gross deferred tax liabilities             204             257
                                                                           ----            ----

                           Net deferred tax asset                          $234             119
                                                                           ====            ====


       At December 31, 1997, management believes that no valuation allowance for the deferred tax asset is necessary due to sufficient taxes paid in the statutory carryback period.


 (9)   Leases

       The Bank leases land in Englewood Cliffs, New Jersey, on which its headquarters building is located, from a general partnership owned partly by a director under a ten-year operating lease with five five-year renewal options. The Bank has the option to purchase the land six months prior to expiration of the original ten-year term or six months prior to the end of the 16th year of the lease. The purchase price shall be the market value of the land only as determined by an appraisal. Also, the Bank leases three other branch facilities in New Jersey and certain business related equipment.

       The following is a schedule of future minimum lease payments (exclusive of payments for maintenance, insurance, taxes and additional rental payments based on increases in certain indexes) for operating leases with initial or remaining terms in excess of one year from December 31, 1997 (in thousands):


                             Year ending December 31:
                                1998                                $  546
                                1999                                   330
                                2000                                   273
                                2001                                   218
                                2002                                   150
                                                                       ===


       Rental expense amounted to $594,000, $513,000 and $464,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


(10)   Related-party Transactions

       Certain directors of the Bank are associated with professional firms that rendered various professional services for the Bank. The Bank paid the firms, excluding rental payments, approximately $93,000, $115,790 and $58,000 during the years ended December 31, 1997, 1996 and 1995, respectively. It is the Bank's policy not to originate loans to directors, executive officers or their affiliates.

(11)   Earnings Per Share Reconciliation

       In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128). SFAS 128 establishes standards for the presentation and disclosure for earnings per share (EPS). It also simplifies the standards for computing EPS and makes them comparable to international EPS standards. SFAS 128 replaces the presentation of primary and fully diluted EPS with basic and diluted EPS, respectively, and requires the reconciliation of the numerator and the denominator of basic EPS with that of diluted EPS. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. The diluted EPS computation includes the potential impact of dilutive securities including stock options and restricted stock grants. The dilutive effect of stock options is computed using the treasury stock method which assumes the repurchase of common shares of the Company at the average market price for the period. The reconciliation of the numerator and the denominator of basic EPS with that of diluted EPS is presented for the years ended December 31, 1997, 1996, and 1995.

                                                                                     Year Ended December 31,
                                                                                     1997       1996        1995
                                                                                    ------      ------      ------
                                                                                (in thousands, except per share data)
         Basic earnings per share:

              Net Income                                                            $2,063       1,544       1,235
                                                                                    ======      ======      ======

         Average number of shares outstanding                                        2,350       2,198       2,194
                                                                                    ======      ======      ======

         Basic earnings per share                                                   $ 0.88        0.70        0.56
                                                                                    ======      ======      ======


         Diluted earnings per share:

              Net Income                                                            $2,063       1,544       1,235
                                                                                    ======      ======      ======

         Average number of shares of common stock and equivalents outstanding:
              Average common shares outstanding                                      2,350       2,198       2,194

              Additional shares considered in diluted computation assuming:
                 Exercise of options and warrants                                      143          33          70
                                                                                    ------      ------      ------

         Average number of shares outstanding
         on a diluted basis                                                          2,493       2,231       2,264
                                                                                    ======      ======      ======

         Diluted earnings per share                                                 $ 0.84        0.69        0.55
                                                                                    ======      ======      ======

(12)   Stockholders' Equity and Dividend Restrictions

       Warrants to purchase common stock were distributed to stockholders of record as of October 1, 1992. One warrant was issued for each five shares of common stock owned on that date. Each warrant entitles the holder to purchase one share of common stock. Any warrants not exercised by September 30, 1997 expired on that day. During 1997 and 1996, 311,458 and 5,464 warrants, respectively, were exercised. At December 31, 1996, 330,763 warrants were outstanding.

       During 1994, the Bank's stockholders approved the 1994 Stock Option Plan for Non Employee Directors (Directors' Plan) and the 1994 Employee Stock Option Plan (Employees' Plan). The Directors' Plan provided for options to purchase up to 109,632 shares of the Bank's common stock to be issued to directors who are not employees of the Bank. The Employees' Plan provided for options to purchase up to 109,632 shares of the Bank's common stock to be issued to employees of the Bank. Previously issued options to an employee of the Bank were terminated upon adoption of these plans. The option price per share approximates the market value of the Bank's stock on the date of grant.

       A summary of the stock option plans for the years ended December 31, 1997, 1996, and 1995 is as follows:


                                                               Option
                                                  Number        price
                                                    of        price per
                                                  shares        share
                                                  ------        -----

           Outstanding at December 31, 1994       104,185     $    4.43

           Granted                                 56,809          4.76
           Exercised                                   -           -
                                                ---------
           Outstanding at December 31, 1995       160,994       4.43 - 4.76

           Granted                                 15,330          5.48
           Exercised                                 (210)         5.48
           Forfeited                              (11,802)         4.43
                                                ---------

           Outstanding at December 31, 1996       164,312       4.43 - 5.48

           Granted                                     -            -
           Exercised                               (8,114)      4.76 - 5.48
                                                 --------

           Outstanding at December 31, 1997       156,198       4.43 - 5.48
                                                 ========


       At December 31, 1997, 1996, and 1995, the number of options exercisable was 156,198, 164,312, and 160,994, respectively, and the weighted-average price of those options was $4.62, $4.64, and $4.55, respectively.

       At December 31, 1997 and 1996, there were 42,941 additional shares available for grant under the Plans. No options were granted during 1997. The per share weighted-average fair values of stock options granted during 1996 and 1995 were $1.49 and $2.56, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: expected dividend yields of 3.06% and 0%, risk-free interest rates of 6.3% and 6.0%, and expected lives of five years.

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

                                           1997           1996            1995
                                           ----           ----            ----

         Net income:
            As reported                   $   2,063         1,544         1,235
            Pro forma                         2,063         1,506         1,232
                                          =========      ========      ========

         Diluted earnings per share:
            As reported                   $    0.84          0.69          0.57
            Pro forma                          0.84          0.68          0.57
                                          =========      ========      ========


       The Bank declared a two for one stock split effective December 1, 1997 and 5% stock dividends effective April 1, 1997, April 1, 1996, and April 1, 1995.

       The Company's ability to pay cash dividends is based on its ability to receive cash from its bank subsidiary. New Jersey law provides that no dividend may be paid unless, after the payment of such dividend, the capital of the Bank will not be impaired and either the Bank will have statutory surplus of not less than 50% of its capital stock or the payment of such dividend will not reduce the statutory surplus of the Bank. At December 31, 1997, this restriction did not result in any effective limitations on the manner in which the Bank is currently operating.

(13)   Employee Benefit Plans

       The Company currently offers a 401(k) profit sharing plan (the Plan) covering all employees, wherein employees can invest up to 15% of their pretax earnings. The Company matches a percentage of employee contributions at the Board's discretion. The Bank made matching contributions of $22,000, $19,000, and $14,000 in the years ended December 31, 1997, 1996, and 1995, respectively. The Plan was incepted in July 1995.


(14)   Regulatory Capital Requirements

       Federal Deposit Insurance Corporation (FDIC) regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 1997, the Bank was required to maintain (i) a minimum leverage ratio of Tier I capital to total adjusted assets of 4.0%, and (ii) minimum ratios of Tier I and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

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

       Management believes that, as of December 31, 1997, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

       The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 1997 and 1996, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution:

                                                                                FDIC requirements
                                                               ------------------------------------------------
                                                                    Minimum capital         For classification
                                         Bank actual                   adequacy            as well capitalized
                                  ---------------------        ---------------------      ----------------------
                                      Amount      Ratio         Amount       Ratio         Amount      Ratio
                                      ------      -----         ------       -----         ------      -----

December 31, 1997:
    Leverage (Tier I)
      capital                     $  15,157      10.82%        $  5,601       4.00%      $  7,001      5.00%
    Risk-based capital:
       Tier I                        15,157      16.18            3,747       4.00          5,620      6.00
       Total                         16,166      17.26            7,493       8.00          9,366     10.00

December 31, 1996 Leverage (Tier I)
     capital                      $  12,218      11.20%        $  4,365       4.00%       $ 5,456      5.00%
    Risk-based capital:
       Tier I                        12,218      13.72            3,562       4.00          5,343      6.00
       Total                         13,079      14.69            7,125       8.00          8,906     10.00


(15)   Commitments and Contingencies

       The Bank is a party to transactions with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers. These transactions consist of commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated statements of financial condition.

       The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet loans. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Outstanding available loan commitments, primarily variable rate home equity loans, at December 31, 1997 and 1996 totaled $23.9 million and $21.4 million, respectively. Additionally, unused credit card commitments totaled $490,000 at December 31, 1997.

       Most of the Company's lending activity is with customers located in Bergen County, New Jersey. At December 31, 1997 and 1996, respectively, the Company had outstanding letters of credit to customers totaling $511,000 and $390,000 whereby the Company guarantees performance to a third party. These letters of credit generally have fixed expiration dates of less than one year.


(16)   Financial Information of Parent Company

       Bridge View Bancorp (the parent company) was incorporated on December 6, 1996 for the purpose of acquiring the Bank. The following information on the parent only financial statements as of December 31, 1997 and 1996 and for the years then ended should be read in conjunction with the notes to the consolidated financial statements.

                                      Statement of Financial Condition

                                                                                  December 31,
                                                                            1997              1996
                                                                           -----              ----
                                                                                 (In thousands)
         Assets:
             Cash due from subsidiary                                     $  1,320            $   --
             Investment in subsidiary                                       13,844              12,218
             Deferred organization expense                                      14                  21
                                                                          --------            --------

                           Total assets                                   $ 15,178            $ 12,239
                                                                          ========            ========


         Liabilities - due to subsidiary                                  $     21                  21
         Shareholders' equity:
             Common stock                                                   13,347              10,647
             Net unrealized loss on securities available
                for sale                                                        22                  (2)
             Retained earnings                                               1,788               1,573
                                                                          --------            --------

                           Total shareholders' equity                       15,157              12,218
                                                                          --------            --------

                           Total liabilities and shareholders'
                              equity                                      $ 15,178            $ 12,239
                                                                          ========            ========




                              Statement of Income
                                                                            For the years ended December 31,
                                                                                 1997               1996
                                                                                -------             -------
                                                                                      (In thousands)

         Dividend income from subsidiary                                        $   468             $  --
         Expenses                                                                    (7)               --
                                                                                -------             -------

         Income before equity in undistributed
            earnings of subsidiary bank                                             461                --

         Income - equity in undistributed earnings
            of subsidiary bank                                                    1,602                 137
                                                                                -------             -------

                           Net income                                           $ 2,063             $   137
                                                                                =======             =======


                            Statement of Cash Flow
                                                                               For the years ended December 31,
                                                                                  1997                1996
                                                                                 ------              ------
                                                                                       (In thousands)
         Cash flows from operating activities:
             Net income                                                         $ 2,063             $   137
             Adjustments to reconcile net income to net cash
                 provided by operating activities:
                    Equity in undistributed earnings of the                      (1,602)               (137)
                       subsidiary bank
                    Decrease (increase) in other assets                               7                 (21)
                    Increase in other liabilities                                     0                  21
                                                                                -------             -------
                           Net cash provided by operating activities                468                --

         Cash flows from investing activities                                      --                  --

         Cash flows from financing activities:
             Dividends Paid                                                        (468)               --
             Proceeds from exercise of warrant                                    1,281                --
             Proceeds from exercise of options                                       39                --
                                                                                -------             -------
                           Net cash provided by financing activities                852                --

                Net change in cash for the period                               $ 1,320             $  --
                                                                                =======             =======

(17)   Fair Value of Financial Instruments

       Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Bank disclose the estimated fair value of its financial instruments whether or not recognized in the consolidated balance sheet. Fair value estimates and assumptions are set forth below for the Bank's financial instruments at December 31, 1997 and 1996 (in thousands):


                                                          1997                        1996
                                               -------------------------   -------------------------
                                                                Esti-                        Esti-
                                                  Carry-      mated fair      Carry-      mated fair
                                                ing amount      value        ing amount      value


         Financial assets:
             Cash and cash equivalents          $ 21,629        21,629        23,558        23,558
             Securities available for sale        12,543        12,543         8,644         8,644
             Investment securities                24,781        24,834        27,517        27,546
             Net loans                            82,186        83,874        75,752        75,611
             FHLBNY stock                            476           476           476           476
             Accrued interest receivable             786           786         1,031         1,031
         Financial liabilities - deposits        128,745       128,705       126,333       126,500
                                                ========      ========      ========      ========


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

           Commitments to Extend Credit

           The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements; at December 31, 1997 and 1996, such amounts were not material.

           Limitation

           The preceding fair value estimates were made at December 31, 1997 and 1996, based on pertinent market data and relevant information on the financial instrument. These estimates do not include any premium or discount that could result from an offer to sell at one time the Bank's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Bank's financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors. Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

           Since these fair value approximations were made solely for on- and off-balance-sheet financial instruments at December 31, 1997 and 1996, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

(18)   Quarterly Financial Data  (unaudited)

The following represents summarized unaudited quarterly financial data of the Company which, in the opinion of management, reflects adjustments (comprising only normal recurring accruals) necessary for fair presentation.

                              Three Months Ended
                     (in thousands, except per share data)


                                             December 31    September 30    June 30      March 31
                                             -----------    ------------    -------      --------
1997
         Interest income                        $2,541        $2,505        $2,496        $2,402
         Interest expense                          721           706           796           900
                                                ------        ------        ------        ------
         Net interest income                     1,820         1,799         1,700         1,502
         Provision for loan losses                   0            40            60            60
         Other expense, net                        812           809           794           845
         Provision for federal and state
              income taxes                         398           376           331           233
                                                ------        ------        ------        ------
         Net income                                610           574           515           364
                                                ======        ======        ======        ======

         Net earnings per share:
              Basic                             $ 0.24        $ 0.24        $ 0.21        $ 0.17
                                                ======        ======        ======        ======
              Diluted                           $ 0.23        $ 0.23        $ 0.20        $ 0.16
                                                ======        ======        ======        ======

1996
         Interest income                        $2,238        $2,009        $1,844        $1,780
         Interest expense                          742           600           489           493
                                                ------        ------        ------        ------
         Net interest income                     1,496         1,409         1,355         1,287
         Provision for loan losses                  30            50            60            53
         Other expenses, net                       759           723           687           652
         Provision for federal and state
              income taxes                         277           248           237           227
                                                ------        ------        ------        ------
         Net income                                430           388           371           355
                                                ======        ======        ======        ======

         Net earnings per share:
              Basic                             $ 0.20        $ 0.18        $ 0.17        $ 0.16
                                                ======        ======        ======        ------
              Diluted                           $ 0.19        $ 0.17        $ 0.16        $ 0.16
                                                ======        ======        ======        ======



(19)   Recent Accounting Pronouncements

SFAS 130
Federal Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", (SFAS 130) established standards for reporting and displaying of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 requires that an enterprise (a) classify items of other comprehensive by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           BRIDGE VIEW BANCORP
                                           By:   /s/ Albert F. Buzzetti
                                                  ---------------------------
                                                 Albert F. Buzzetti
                                                 President and CEO


Dated : March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

==============================================================================
         Name                               Title                       Date
--------------------------------------------------------------------------------

/s/  Albert F. Buzzetti              President, Chief             March 27, 1998
--------------------------------     Executive Officer and
Albert F. Buzzetti                   Director

/s/  Michael Lesler                  Principal Accounting         March 27, 1998
--------------------------------     and Reporting Officer
Michael Lesler

/s/  Gerald A. Calabrese             Director                     March 27, 1998
---------------------------------
Gerald A. Calabrese

/s/  Glenn L. Creamer                Director                     March 27, 1998
---------------------------------
Glenn L. Creamer

/s/  Bernard Mann                    Director                     March 27, 1998
---------------------------------
Bernard Mann

/s/  Mark Metzger                    Director                     March 27, 1998
---------------------------------
Mark Metzger

/s/  Jeremiah F. O'Connor            Director                     March 27, 1998
---------------------------------
Jeremiah F. O'Connor

/s/  Joseph C. Parisi                Director                     March 27, 1998
---------------------------------
Joseph C. Parisi

/s/  John A. Schepisi                Director                     March 27, 1998
---------------------------------
John A. Schepisi