Form 10QSB
period 1998-03-31
BRIDGE VIEW BANCORP
filed 1998-05-13
CIK 1022809

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1998

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _____________ to _____________.

    Commission file number : 1-12165

                              Bridge View Bancorp
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               New Jersey                                    22-3461336
    --------------------------------                     -----------------
    (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                       Identification)

                 457 Sylvan Avenue, Englewood Cliffs, NJ 07632
            ------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO___

                       APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the Registrant's classes of common stock, as of the last practicable date.

             2,647,900 shares of Common Stock as of April 21, 1998

                                     INDEX

                              BRIDGE VIEW BANCORP




Part I  -  Financial Information


Item 1.  Financial Statement

         Consolidated Statements of Financial Condition as of March 31, 1998 and December 31, 1997 (unaudited)

         Consolidated Statements of Income
         for the three months ended March 31, 1998 and 1997  (unaudited)

         Consolidated Statements of Cash Flows
         for the three months ended March 31, 1998 and 1997  (unaudited)

         Notes to Unaudited Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              BRIDGE VIEW BANCORP
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (in thousands)

                                                              March 31,   December 31,
                                                                1998          1997
                                                              --------      --------
ASSETS                                                       (unaudited)
Cash and cash equivalents:
     Cash and due from banks ...........................      $ 12,545      $  9,629
     Federal funds sold ................................        15,800        12,000
                                                              --------      --------
TOTAL CASH AND CASH EQUIVALENTS ........................        28,345        21,629
                                                              --------      --------
Securities:
     FHLBNY Stock, at cost .............................           476           476
     Available for sale ................................        11,485        12,543
     Held to maturity ..................................        26,523        24,781
                                                              --------      --------
TOTAL SECURITIES .......................................        38,484        37,800
                                                              --------      --------
Loans, net of allowance for losses of $1,086 and $1,009,
and deferred loan fees of $153 and $129, respectively ..        81,468        82,186
Premises and equipment, net ............................         1,633         1,652
Accrued interest receivable and other
assets .................................................         1,290         1,353
                                                              --------      --------
TOTAL ASSETS ...........................................      $151,220      $144,620
                                                              ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing demand
     deposits ..........................................      $ 36,381      $ 38,790
     Interest bearing deposits:
          Savings and time deposits ....................        76,075        71,260
          Certificates of deposit $100,000 + ...........        22,241        18,695
                                                              --------      --------
TOTAL DEPOSITS .........................................       134,697       128,745
Accrued interest payable and other liabilities .........           989           718
                                                              --------      --------
TOTAL LIABILITIES ......................................       135,686       129,463
Commitments and Contingencies
Stockholders' equity:
     Common stock, no par value,
     authorized 10,000,000 shares issued
     and outstanding 2,521,810 in 1998
     and 2,521,010 in 1997 .............................        13,353        13,347
     Retained earnings .................................         2,158         1,788
     Accumulated other comprehensive income ............            23            22
                                                              --------      --------
TOTAL STOCKHOLDERS' EQUITY .............................        15,534        15,157
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............      $151,220      $144,620
                                                              ========      ========

           See notes to unaudited consolidated financial statements.

                              BRIDGE VIEW BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME
                           (unaudited, in thousands)
                                                   Three months ended March 31,
                                                        1998        1997
                                                        ----        ----

Interest Income:
   Loans, including fees ...........................   $1,856      $1,665
   Federal funds sold ..............................      184         159
   Investment Securities
      Taxable ......................................      446         519
      Tax - exempt .................................       64          59
                                                       ------      ------
TOTAL INTEREST INCOME                                   2,550       2,402

Interest Expense:
   Savings deposits ................................      213         176
   Other time deposits .............................      262         395
   Time deposits $100,000 + ........................      254         329
                                                       ------      ------
TOTAL INTEREST EXPENSE                                    729         900

               Net Interest Income                      1,821       1,502

Provision for loan losses ..........................       80          60

Net interest income after provision for loan
losses                                                  1,741       1,442

Non-interest income:
   Service charge income ...........................      300         238
                                                       ------      ------
TOTAL NON-INTEREST INCOME                                 300         238

Non-interest expense:
   Salaries and related expenses ...................      553         493
   Premises and fixed assets .......................      272         200
   Other ...........................................      397         390
                                                       ------      ------
TOTAL NON-INTEREST EXPENSE                              1,222       1,083

Income before income taxes                                819         597

Income tax expense                                        323         233
                                                       ------      ------

NET INCOME                                             $  496      $  364
                                                       ======      ======

Earnings per share:
     Basic                                             $ 0.20      $ 0.16
     Diluted                                           $ 0.19      $ 0.16

           See notes to unaudited consolidated financial statements.

                              BRIDGE VIEW BANCORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                          Three months ended March 31,
                                                              1998           1997
                                                            --------       --------

Cash flows from operating activities:
     Net Income ......................................      $    496       $    364
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization ................            45             41
        Provision for loan losses ....................            80             60
        Proceeds from sales of loans held for sale ...           823             53
        Loans originated for sale ....................          (815)           (50)
        Decrease in accrued interest receivable
        and other assets .............................           (63)          (211)
        Increase in accrued interest payable and other
        liabilities ..................................           271            220
                                                            --------       --------
Net Cash Provided by Operating Activities ............           837            477

Cash flows from investing activities:
     Proceeds from maturities of investment securities         5,107          3,624
     Purchases of investment securities ..............        (5,751)       (12,416)
     Net decrease (increase) in loans ................           718         (1,000)
     Additions to premises and equipment .............           (27)            (8)
                                                            --------       --------
Net Cash Provided by (Used in) Investing Activities ..            47         (9,800)

Cash flows from financing activities:
     Net increase in deposits ........................         5,952          2,387
     Proceeds from issuance of common stock ..........             6            209
     Cash paid for dividends .........................          (126)          (105)
                                                            --------       --------
Net Cash Provided by Financing Activities ............         5,832          2,491

Net change in cash and cash equivalents ..............         6,716         (6,832)
Cash and cash equivalents at beginning of period .....        21,629         23,558
                                                            --------       --------
Cash and cash equivalents at end of period ...........      $ 28,345       $ 16,276

Cash paid during the period for:
     Interest ........................................           688            874
     Income taxes ....................................          --             --

           See notes to unaudited consolidated financial statements.

                     BRIDGE VIEW BANCORP AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements





 (1)   Summary of Significant Accounting Policies

       The accompanying consolidated financial statements include the accounts of Bridge View Bancorp (the Company) and its direct and indirect wholly-owned subsidiaries, Bridge View Bank and Bridge View Investment Company (the Bank). All significant inter-company accounts and transactions have been eliminated in consolidation. Certain accounts in prior periods have been restated to conform to the current presentation.

       The consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 1997. The results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

 (3)   Earnings Per Share Reconciliation

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

       The reconciliation of the numerator and the denominator of basic EPS with that of diluted EPS is presented for the three month periods ended March 31, 1998, and 1997.

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                    1998        1997
                                                                                    ----        ----
                                                                                     (in thousands,
                                                                                 except per share data)
       Basic earnings per share :

            Net Income                                                             $  496         364
                                                                                   ======      ======

       Average number of shares outstanding                                         2,521       2,210
                                                                                   ======      ======

       Basic earnings per share                                                    $ 0.20        0.16
                                                                                   ======      ======


       Diluted earnings per share :

            Net Income                                                             $  496         364
                                                                                   ======      ======

       Average number of shares of common stock and equivalents outstanding :
            Average common shares outstanding                                       2,521       2,210

            Additional shares considered in diluted computation assuming :
               Exercise of options and warrants                                        79         124
                                                                                   ------      ------

       Average number of shares outstanding
       on a diluted basis                                                           2,600       2,334
                                                                                   ======      ======

       Diluted earnings per share                                                  $ 0.19        0.16
                                                                                   ======      ======

(4)    Comprehensive Income

       Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", (SFAS 130) establishes standards for reporting and displaying of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

       SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted Statement 130 on January 1, 1998. Total comprehensive income includes net income and other comprehensive income which is comprised of unrealized holding gains and losses on securities available for sale, net of taxes. Total comprehensive income is as follows:

                                                                Three months ended March 31,
          (in thousands)                                       1998                      1997
                                                               ----                      ----
          Comprehensive Income
          Net income                                          $  496                    $  364
          Other comprehensive income, net of taxes                 1                       (57)
                                                              ------                    ------
          Total comprehensive income                          $  497                    $  307

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


RESULTS OF OPERATIONS  -  Three Months Ended March 31, 1998 and 1997

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

NET INCOME
For the three months ended March 31, 1998, net income increased by $132,000 or 36.3% to $496,000 from $364,000 for the three months ended March 31, 1997. The increase in net income is the result of a 21.2%, increase in net interest income to $1,821,000 from $1,502,000 in the prior year combined with an increase in fee income to $300,000 from $238,000 in 1997 producing a 37.2% increase in pre-tax income to $819,000 for first quarter, 1998 compared to $597,000 for first quarter, 1997.

Interest expense fell $171,000 or 19.0% for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. This decrease reflects the effect of a shift in the deposit portfolio during late 1997 resulting in cost efficient deposits.

Operating expenses increased by $139,000 or 12.8% for the three month period ended March 31, 1998 compared to 1997. These increases reflect the Company's continued growth which also affected staff additions, occupancy expenses, salary and employee benefits, data processing, as well as other administrative expenses attributable to the Company's expected opening of two new branches during the second half, 1998.

On a per share basis, basic earnings per share were $0.20 for the quarter ended March 31, 1998 as compared to $0.16 for the quarter ended March 31, 1997. Diluted earnings per share were $0.19 for the first quarter of 1998 as compared to $0.16 for the first quarter of 1997. Per share data has been restated to reflect 5% stock dividends and the 2 for 1 stock split in 1997.

PROVISION FOR LOAN LOSSES
For the quarter ended March 31, 1998, the Company's provision for loan losses was $80,000, an increase of $20,000 from the provision of $60,000 for the quarter ended March 31, 1997. The increased provision reflects the anticipated growth of the loan portfolio.

NON-INTEREST INCOME
Non-interest income, which was primarily attributable to service fees received from deposit accounts, amounted, for the three months ended March 31,1998, to $300,000, an increase of $62,000 above the $238,000 from the three months ended March 31, 1997. The increase in service fees is attributable to the higher level of average deposits.

NON-INTEREST EXPENSE
Non-interest expenses for the quarter ended March 31,1998 amounted to $1,222,000, an increase of $139,000 over the $1,083,000 for the quarter ended March 31, 1997. These increases are related primarily to staff additions, occupancy expense, data processing fees, customary increases for salary and employee benefits, as well as other administrative expenses resulting from the bank's growth.

INCOME TAX EXPENSE
The income tax provision, which includes both federal and state taxes, for the quarters ended March 31, 1998 and 1997 was $323,000 and $233,000, respectively. The increase in income taxes is a direct result of the increase in income before taxes in 1997.


          FINANCIAL CONDITION: March 31, 1998 and December 31, 1997

At March 31, 1998, the Company's total assets were $151,220,000 compared to $144,620,000 at December 31, 1997. Total loans decreased to $82,707,000 at March 31, 1998 from $83,324,000 at December 31, 1997. Total deposits at quarter end 1998 were $134,697,000 compared to $128,745,000 at December 31, 1997.


LOAN PORTFOLIO
At March 31, 1998, the Company's total loans were $82,707,000, a decrease of $617,000 or 0.7% over total loans of $83,324,000 at December 31, 1997. The decrease in the loan portfolio is due to loan prepayments. Management maintains that the Company will remain successful in penetrating this market due to the fact that, through mergers and acquisitions, the Company's trade area is now primarily served by large institutions, frequently headquartered out of state. Management believes that it is not cost-efficient for these larger institutions to provide the level of personal service to small business borrowers that the Company provides.

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


The following table sets forth the classification of the Company's loans by major category as of March 31, 1998 and December 31, 1997, respectively :

                                                   March 31, 1998                      December 31, 1997
                                                   --------------                     ------------------
                                                                (Dollars in thousands)

                                                 Amount          Percent              Amount         Percent

Commercial and Industrial                       $14,641         17.7%                $15,568         18.7%
Real Estate:
        Non-residential properties               25,578         30.9%                 25,929         31.1%
        Residential properties                   37,794         45.7%                 36,988         44.4%
        Construction                              3,029          3.7%                  2,783          3.3%
Consumer                                          1,665          2.0%                  2,056          2.5%
                                                -------      --------                -------      --------
Total Loans                                     $82,707          100%                $83,324          100%
                                                =======      ========                =======      ========


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

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:
                             Non-Performing Assets
                            (dollars in thousands)
                                                   March 31,     December 31,
                                                     1998            1997
                                                     ----            ----

Non-accrual loans                                  $   439         $   439
Non-accrual loans to total loans                      0.53%           0.53%
Non-performing assets to total assets                 0.29%           0.30%
Allowance for possible loan losses as
a percentage of non-performing loans                247.38%         229.84%

As of March 31, 1998, the Company has two non-accrual loans. One represents a construction loan totaling $234,676, while the other is a home equity loan aggregating $203,975. The Company has no other non-performing loans and has no real estate owned (REO) as a result of a foreclosure.

Other than as disclosed above, there were no loans where information about possible credit problems of borrowers causes management to have serious doubts as to the ultimate collectibility of such loans.

As of March 31, 1998 and December 31, 1997, there were no concentrations of loans exceeding 10% of the Company's total loans and the Company had no foreign loans. The Company's loans are primarily to businesses and individuals located in eastern Bergen County, New Jersey.


ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The Company attempts to maintain an allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the loan portfolio are analyzed on a continuous basis by the Company's officers, by external independent loan review auditors, and by the Company's audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to the expense and the allowance is reduced by net-chargeoffs (i.e. loans judged to be uncollectible are charged against the reserve, less any recoveries on the loans.) Although management attempts to maintain the allowance at an adequate level, future addition to the allowance may be required based upon changes in market conditions. Additionally, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additional provisions based upon their judgment about information available to them at the time of their examination.

The Company's allowance for loan losses totaled $1,086,000 and $934,000 at March 31, 1998 and 1997, respectively. This increase in the allowance is due to the continued growth of the loan portfolio. The following is a summary of the reconciliation of the allowance for loan losses for the three month periods ended March 31, 1998 and 1997, respectively :
                                                Three months ended
                                                      March 31,
                                                1998           1997
                                                ----           ----
                                              (dollars in thousands)

Balance, beginning of period                  $ 1,009        $   861
Charge-offs                                        (3)            (4)
Recoveries                                          0             17
Provision charged to expense                       80             60
                                              -------        -------
Balance, end of period                        $ 1,086        $   934
                                              =======        =======

Ratio of net charge-offs to
average loans outstanding                        0.00%          0.02%

Balance of allowance at end of period as
a percentage of loans at end of period           1.31%          1.21%


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

Management determines the appropriate classification of securities at the time of purchase. At March 31, 1998, $26,523,000 of the Company's investment securities were classified as held to maturity and $11,485,000 were classified as available for sale. At March 31, 1998, the Company held no securities which it classified as trading securities.

At March 31, 1998, total investment securities were $38,484,000, an increase of $684,000, from total investment securities of $37,800,000 at December 31, 1997. This increase in investment securities from year end 1997 to quarter end 1998 reflects increases in total deposits in excess of funds needed for new loan originations.

The following table sets forth the carrying value of the Company's security portfolio as of the dates indicated.

A comparative summary of securities available for sale at March 31, 1998 and December 31, 1997 is as follows (in thousands):


                                                                            Gross       Gross
                                                              Amortized   unrealized  unrealized    Market
                                                                 cost       gains       losses      value
                                                              ---------   ----------  ----------    -----

              1998 - U.S. Government and
                  agency obligations                         $  11,446        47          (8)       $ 11,485
                                                              ========    ======       ======       ========

              1997 - U.S. Government and
                  agency obligations                         $  12,507        46         (10)       $ 12,543
                                                              ========    ======       =====        ========

A comparative summary of investment securities held to maturity at March 31, 1998 and December 31, 1997 is as follows (in thousands):

                                                                            Gross         Gross
                                                              Amortized   unrealized    unrealized    Market
                                                                 cost       gains         losses      value
                                                              ---------   ----------    ----------    -----
          1998:
              U.S. Government and agency
               securities                                      $19,933           64           (8)     $19,989
              Municipal obligations                              6,590            3           -         6,593
                                                              --------       ------         ----      -------

                                                              $ 26,523           67           (8)     $26,582
                                                              ========       ======         ====      =======

          1997:
              U.S. Government and agency
               obligations                                    $ 19,442           37          ( 9)     $19,470
              Municipal obligations                              5,339           25           -         5,364
                                                              --------       ------         ----      -------

                                                              $ 24,781           62          ( 9)     $24,834
                                                              ========       ======         ====      =======

The following table sets forth as of March 31, 1998, the maturity distribution of the Company's investment portfolio :
                       Maturity of Investment Securities
                                March 31, 1998
                                (in thousands)

                                                                                               Securities
                                        Investment Securities                             Available for Sale
                              ----------------------------------------------    -------------------------------------------
                                                                Weighted                                        Weighted
                              Amortized        Market           Average         Amortized       Market          Average
                              Cost             Value            Yield           Cost            Value           Yield
                              -----------      ------------     ------------    ------------    ------------    -----------

Within 1 Year                    $16,443         $16,464           6.06%           $  7,428       $ 7,443         5.95%

1 to 5 Years                      10,080          10,118           5.79%              4,018         4,042         6.10%


                                 -------         -------                            -------       -------

                                 $26,523         $26,582                            $11,446       $11,485
                                 =======         =======                            =======       =======

The Company sold no securities from its portfolio during the first quarter of 1998 or 1997.


DEPOSITS
Deposits are the Company's primary source of funds. The Company experienced a growth in deposit balances of $5,952,000 or 4.6% to $134,697,000 at March 31, 1998 as compared to $128,745,000 at December 31, 1997. This growth was accomplished as a result of the growth of two new branches which were opened during the third and fourth quarters of 1996 and the Company's continued emphasis upon customer service through extended hours of operation and a competitive rate structure. Within the increase in total deposits, interest bearing deposits grew $5,552,000 or 16.9% from December 31, 1997 to March 31, 1998 while time deposits grew $2,325,000 or 5.7% during the same period. The aggregate amount of interest bearing deposits totaled 28.5% of the Company's total deposits at March 31, 1998 as compared to 25.5% at December 31, 1997. The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the amount of various types of deposits for each of the periods indicated (in thousands) :

                                                               March 31,                  December 31 ,
                                                                 1998                         1997
                                                                 ----                         ----

                                                        Amount           %           Amount          %
                                                      ---------         -----      ---------        -----
        Non-interest Bearing Demand                   $  36,381         27.0%      $  38,790        30.1%
        Interest Bearing Demand                          38,445         28.5%         32,893        25.5%
        Savings                                          16,776         12.5%         16,292        12.7%
        Time Deposits                                    43,095         32.0%         40,770        31.7%
                                                       --------         ----        --------        ----

                                                       $134,697          100%       $128,745         100%
                                                       ========         =====       ========        =====

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of March 31, 1998 (in thousands).

         Three months or less                                 $    15,666
         Over three months through twelve months                    5,990
         Over one year through three years                            426
         Over three years                                             159
                                                              -----------

         TOTAL                                                $    22,241
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

The Company's total deposits equaled $134,697,000 at March 31, 1998 as compared to $128,745,000 at December 31, 1997. The increase in funds provided by deposit inflows during this period has been more than sufficient to provide the Company's loan demand and excess funds have been invested in investment securities and federal funds sold.

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

                    Cumulative Rate Sensitive Balance Sheet
                                March 31, 1998
                                (in thousands)

                                  0 - 3       0 - 6       0 - 1      0 - 5                      All
                                 Months      Months       Year       Year       5 + Years      Others            TOTAL
                                 ------      ------       ----       ----       ---------      ------            -----

Investment Securities           $ 4,107     $10,853     $23,928     $ 38,008     $      0      $      0         $ 38,008

Loans :
    Commercial                   19,728      20,095      22,753       46,487        2,237             0           48,724
    Participations                  479         479         479        2,251          179             0            2,430
    Mortgages                         0         181         596       12,515        2,043             0           14,558
    Consumer                     14,765      14,773      14,845       16,514          482             0           16,996

Federal Funds Sold               15,800      15,800      15,800       15,800            0             0           15,800
Other Assets                          0           0           0            0            0        14,704           14,704
                                -------     -------     -------     --------     --------      --------         --------

TOTAL ASSETS                    $54,879     $62,181     $78,401     $131,575     $136,516      $151,220         $151,220
                                =======     =======     =======     ========     ========      ========         ========

Transaction /
NOW Accounts                    $25,934     $25,934     $25,934      $25,934  $         0  $          0        $  25,934
Money Market                     12,512      12,512      12,512       12,512            0             0           12,512
Savings                          16,774      16,774      16,774       16,774            0             0           16,774
CD's < $100,000                   9,904      15,731      18,977       20,824           30             0           20,854
CD's > $100,000                  15,666      16,959      21,656       22,241            0             0           22,241
Other Liabilities                     0           0           0            0            0        37,371           37,371
Equity                                0           0           0            0            0        15,534           15,534
                                -------     -------     -------     --------     --------      --------         --------

TOTAL LIABILITIES AND
EQUITY                          $80,790     $87,910     $95,853      $98,285      $98,315      $151,220         $151,220
                                =======     =======     =======      =======      =======      ========         ========

Dollar Gap                     (25,911)    (25,729)    (17,452)       33,290       38,201
Gap / Total Assets              -17.13%     -17.01%     -11.54%       22.01%       25.26%
Target Gap Range               +/-35.0%   +/- 30.0%   +/- 25.0%     +/-25.0%
RSA / RSL                        67.93%      70.73%      81.79%      133.87%      138.86%
(Rate Sensitive Assets to
 Rate Sensitive Liabilities)

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


The following table summarizes the risk-based and leverage capital ratios for the Bank at March 31, 1998, as well as the required minimum regulatory capital ratios:

                               Capital Adequacy

                                                                   Minimum
                                            March 31,              Regulatory
                                            1998                   Requirements
                                            ------------           ------------
Risk-Based Capital:
         Tier I Capital Ratio                 16.05%                   4.0%
         Total Capital Ratio                  17.18%                   8.0%
Leverage Ratio                                10.67%                   3.0%


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

CURRENT OPERATIONAL AND ACCOUNTING ISSUES



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

Item 1.        Legal proceedings  -  NONE

Item 2.        Changes in securities  -  NONE

Item 3.        Defaults upon senior securities  -  NONE

Item 4.        Submission of matters to a vote of securities holders  -  NONE

Item 5.        Other information  -  NONE

Item 6.        Exhibits and reports on Form 8-K  -  NONE

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               /s/  Michael Lesler
                                        By: _____________________________
                                            (Registrant - Bridge View Bancorp)
                                               Michael Lesler
                                               Principal Financial Officer and
                                               Manager - Financial Reporting




Date:  May 11, 1998

                               INDEX TO EXHIBITS







Exhibit
Number                     Description of Exhibits
-------                    -----------------------
   27                      Financial Data Schedule