Form 10QSB
period 1998-06-30
BRIDGE VIEW BANCORP
filed 1998-08-13
CIK 1022809

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

       Commission file number :  1-12165

                               Bridge View Bancorp
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)
       New Jersey                                       22-3461336
       ----------                                    ----------------
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

              2,647,900 shares of Common Stock as of July 31, 1998

                                      INDEX

                               BRIDGE VIEW BANCORP




Part I  -  Financial Information
--------------------------------

Item 1.  Financial Statement

         Consolidated Statements of Financial Condition as of June 30, 1998(unaudited) and December 31, 1997

         Consolidated Statements of Income
         for the three months ended June 30, 1998 and 1997 (unaudited) and the six months ended June 30, 1998 and 1997 (unaudited)

         Consolidated Statements of Cash Flows
         for the six months ended June 30, 1998 and 1997  (unaudited)

         Notes to Unaudited Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               BRIDGE VIEW BANCORP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

                                                                         June 30,            December 31,
                                                                           1998                  1997
                                                                        -----------          ------------
                                                                        (unaudited)
ASSETS
Cash and cash equivalents:
     Cash and due from banks.............................                $ 13,187              $  9,629
     Federal funds sold..................................                  15,750                12,000
                                                                         --------              --------
TOTAL CASH AND CASH EQUIVALENTS                                            28,937                21,629
                                                                         --------              --------
Securities:
     FHLBNY Stock, at cost...............................                     476                   476
     Available for sale..................................                  11,434                12,543
     Held to maturity....................................                  29,716                24,781
                                                                         --------              --------
TOTAL SECURITIES                                                           41,626                37,800
                                                                         --------              --------
Loans, net of allowance for losses of $1,126 and $1,009,
 and deferred loan fees of $137 and $129, respectively...                  85,831                82,186
Premises and equipment, net..............................                   1,592                 1,652
Accrued interest receivable and other assets.............                   1,533                 1,353
                                                                         --------              --------
TOTAL ASSETS                                                             $159,519              $144,620
                                                                         ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing demand deposits................                $ 35,699              $ 38,790
     Interest bearing deposits:
          Savings and time deposits......................                  84,785                71,260
          Certificates of deposit $100,000 +.............                  22,224                18,695
                                                                         --------              --------
TOTAL DEPOSITS                                                            142,708               128,745
Accrued interest payable and other liabilities...........                     786                   718
                                                                         --------              --------
TOTAL LIABILITIES                                                         143,494               129,463
Commitments and Contingencies
Stockholders' equity:
     Common stock, no par value,
     authorized 10,000,000 shares issued
     and outstanding 2,647,900 in 1998
     and 2,521,010 in 1997..............................                   16,379                13,347
     (Accumulated deficit)retained earnings.............                     (375)                1,788
     Accumulated other comprehensive income.............                       21                    22
                                                                         --------              --------
TOTAL STOCKHOLDERS' EQUITY                                                 16,025                15,157
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $159,519              $144,620
                                                                         ========              ========

            See notes to unaudited consolidated financial statements.

                               BRIDGE VIEW BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                            (unaudited, in thousands)

                                                  Three months ended         Six months ended
                                                          June 30,                June 30,
                                                  1998          1997         1998        1997
                                                  ----          ----         ----        ----
Interest Income:
   Loans, including fees....................     $1,923        $1,812        $3,779     $3,477
   Federal funds sold.......................        250            56           434        215
   Investment Securities
      Taxable...............................        462           572           908      1,091
      Tax - exempt..........................         74            56           138        115
                                                 ------        ------        ------     ------
TOTAL INTEREST INCOME                             2,709         2,496         5,259      4,898

Interest Expense:
   Savings deposits.........................        231           203           443        379
   Other time deposits......................        260           358           523        752
   Time deposits $100,000 +.................        271           234           525        564
   Borrowed funds...........................          0             1             0          1
                                                 ------        ------        ------     ------
TOTAL INTEREST EXPENSE                              762           796         1,491      1,696

               Net Interest Income                1,947         1,700         3,768      3,202

Provision for loan losses...................         40            60           120        120

Net interest income after provision for loan
 losses                                           1,907         1,640         3,648      3,082

Non-interest income:
   Service charge income....................        288           289           588        527
                                                 ------        ------        ------     ------
TOTAL NON-INTEREST INCOME                           288           289           588        527

Non-interest expense:
   Salaries and related expenses............        535           488         1,088        998
   Premises and fixed assets................        279           234           551        468
   Other.....................................       364           361           761        700
                                                 ------        ------        ------     ------
TOTAL NON-INTEREST EXPENSE                        1,178         1,083         2,400      2,166

Income before income taxes                        1,017           846         1,836      1,443

Income tax expense                                  391           331           714        564
                                                 ------        ------        ------     ------
NET INCOME                                       $  626        $  515        $1,122     $  879
                                                 ======        =======       ======     ======

Earnings per share:
   Basic                                         $ 0.24        $ 0.20        $ 0.42     $ 0.37
   Diluted                                       $ 0.23        $ 0.19        $ 0.41     $ 0.36

            See notes to unaudited consolidated financial statements.

                               BRIDGE VIEW BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                          Six months ended June 30,
                                                                             1998           1997
                                                                          ----------     ----------
Cash flows from operating activities:
     Net Income........................................................    $ 1,122        $   879
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization..................................         92             81
        Provision for loan losses......................................        120            120
        Proceeds from sales of loans held for sale.....................      1,676              0
        Loans originated for sale......................................     (1,660)             0
        Increase (decrease) in accrued interest receivable
         and other assets..............................................        180           (180)
        Increase in accrued interest payable and other
         liabilities...................................................        (68)           (34)
                                                                           -------        -------
Net Cash Provided by Operating Activities                                    1,462            866

Cash flows from investing activities:
     Proceeds from maturities of investment securities................       9,107          8,406
     Purchases of investment securities...............................     (13,386)       (15,263)
     Net increase in loans............................................      (3,645)        (5,487)
     Decrease(increase) to premises and equipment.....................          59            (50)
                                                                           -------        -------
Net Used in Investing Activities                                            (7,865)       (12,394)

Cash flows from financing activities:
     Net increase(decrease) in deposits...............................      13,963           (422)
     Proceeds from issuance of common stock...........................           6            385
     Cash paid for dividends..........................................        (258)          (224)
                                                                           -------        -------
Net Cash Provided by(Used in) Financing Activities                          13,711           (261)

Net change in cash and cash equivalents                                      7,308        (11,789)
Cash and cash equivalents at beginning of period                            21,629         23,558
                                                                           -------        -------
Cash and cash equivalents at end of period                                 $28,937        $11,769

Cash paid during the period for:
     Interest.........................................................       1,449          1,151
     Income taxes.....................................................         753            521

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

       The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 1997. The results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

       Organization

       The Bank is a commercial bank which provides a full range of banking services to individuals and corporate customers in New Jersey. The Bank is subject to competition from other financial institutions. The Bank is regulated by state and federal agencies and is subject to periodic examinations by those regulatory authorities.

       Use of Estimates

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

       The reconciliation of the numerator and the denominator of basic EPS with that of diluted EPS is presented for the three month and the six month periods ended June 30, 1998, and 1997. (in thousands, except per share data)

                                                  Three months ended         Six months ended
                                                          June 30,                June 30,
                                                    1998      1997           1998       1997
                                                    ----      ----           ----       ----
Basic earnings per share
------------------------
     Net Income                                    $  626    $  515          $1,122    $  880
                                                   ======    ======          ======    ======
Average number of shares outstanding                2,648     2,539           2,648     2,357
                                                   ======    ======          ======    ======
Basic earnings per share                           $ 0.24    $ 0.20          $ 0.42    $ 0.37
                                                   ======    ======          ======    ======
Diluted earnings per share
--------------------------
     Net Income                                    $  626    $  515          $1,122    $  880
                                                   ======    ======          ======    ======
Average number of shares of common stock
 and equivalents outstanding:
     Average common shares outstanding              2,648     2,539           2,648     2,357

     Additional shares considered in
      diluted computation assuming:
        Exercise of options and warrants               83       135              86        93
                                                   ------    ------          ------    ------
Average number of shares outstanding
 on a diluted basis                                 2,731     2,674           2,734     2,450
                                                   ======    ======          ======    ======
Diluted earnings per share                         $ 0.23    $ 0.19          $ 0.41    $ 0.36
                                                   ======    ======          ======    ======

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

                                                              Three months ended June 30,
          (in thousands)                                          1998            1997
                                                                  ----            ----
          Comprehensive Income
          Net income                                             $  626          $  515
          Other comprehensive income, net of taxes                   (3)            (57)
                                                                 ------          ------
          Total comprehensive income                             $  623          $  458

                                                               Six months ended June 30,
          (in thousands)                                          1998            1997
                                                                  ----            ----
          Comprehensive Income
          Net income                                             $1,122          $  879
          Other comprehensive income, net of taxes                   (1)              0
                                                                 ------          ------
          Total comprehensive income                             $1,121          $  879

                                       9

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


RESULTS OF OPERATIONS - Three Months Ended June 30, 1998 and 1997 and
                        Six Months Ended June 30, 1998 and 1997

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

NET INCOME
For the three months ended June 30, 1998, net income increased by $111,000 or 21.6% to $626,000 from $515,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998, net income reached $1,122,000, an increase of $243,000 or 27.6%, when compared to net income of $879,000 for the six months ended June 30, 1997. The increase in net income for the first half of 1998 compared to 1997 is a result of a 17.7% increase in net interest income to $3,768,000 from $3,202,000 in the prior year which was driven by a $205,000 or 12.1% decrease in interest expense from $1,696,000 in 1997 to $1,491,000 for the same time period in 1998. The Company also experienced an 11.6% increase in fee income, reaching $588,000 for the six months ended June 30, 1998 from $527,000 for the same time period in 1997.

Interest expense fell $34,000 or 4.3% for the three month period ended June 30, 1998 compared to the three month period ended June 30, 1997. As previously mentioned, interest expense also decreased $205,000 or 12.1% to $1,491,000 for the six month period ended June 30, 1998 compared to $1,696,000 for the six month period ended June 30, 1997. This decrease reflects the termination of a promotional rate on certificates of deposit in April, 1997, and a shift in the deposit portfolio during late 1997 resulting in more cost efficient deposits.

Operating expenses increased by $95,000 or 8.8% and $234,000 or 10.8% for the three month periods and the six month periods ended June 30, 1998 compared to 1997. These increases reflect the Company's continued growth which also affected staff additions, occupancy expenses, salary and employee benefits, data processing, as well as other administrative expenses attributable to the Company's expected opening of two new branches during the second half, 1998.

On a per share basis, basic and diluted earnings per share were $0.24 and $0.23 for the quarter ended June 30, 1998 as compared to $0.20 and $0.19 for the quarter ended June 30, 1997. For the six month period ended June 30, 1998, basic and diluted earnings per share were $0.42 and $0.41 for the first half of 1998 as compared to $0.37 and $0.36 for the first half of 1997. Per share data has been restated to include the effect of the 5% stock dividend in April, 1998.

PROVISION FOR LOAN LOSSES
For the quarter ended June 30, 1998, the Company's provision for loan losses was $40,000, a decrease of $20,000 from the provision of $60,000 for the quarter ended June 30, 1997. The provision for the six months ended June 30, 1998 and the six months ended June 30, 1997 remained stable at $120,000. The relative stability of the provision reflects management's view of the economy of its service area and its effect upon the Company's loan portfolio.

NON-INTEREST INCOME
Non-interest income, which was primarily attributable to service fees received from deposit accounts, amounted, for the three months ended June 30, 1998, to $288,000, a decrease of $1,000 from $289,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998, non-interest income reflected $588,000, an increase of $61,000 or 11.6% above the non-interest income level of $527,000 for the six months ended June 30, 1997. The increase in service fees is attributable to the higher level of average deposits.

NON-INTEREST EXPENSE
Non-interest expenses for the quarter ended June 30,1998 amounted to $1,178,000, an increase of $95,000 or 8.8% from $1,083,000 for the quarter ended June 30, 1997. For the six months ended June 30, 1998, non-interest expense aggregated $2,400,000, an increase of $234,000 or 10.8%, from $2,166,000 for the six months ended June 30, 1997. As mentioned, these increases are related primarily to the Company's growth and that effect upon administrative expenses.

INCOME TAX EXPENSE
The income tax provision, which includes both federal and state taxes, for the quarters ended June 30, 1998 and 1997 was $391,000 and $331,000, respectively. For the first half of 1998 and 1997, the income tax provision totaled $714,000 and $564,000, respectively. The increase in income taxes is a direct result of the increase in income before taxes for both periods.


            FINANCIAL CONDITION : June 30, 1998 and December 31, 1997

At June 30, 1998, the Company's total assets were $159,519,000 compared to $144,620,000 at December 31, 1997, an increase of 10.3%. Total loans increased to $87,094,000 at June 30, 1998 from $83,324,000 at December 31, 1997. Total deposits at June 30,1998 were $142,708,000, 10.8% higher than the $128,745,000 at December 31, 1997.

LOAN PORTFOLIO
At June 30, 1998, the Company's total loans were $87,094,000, an increase of $3,770,000 or 4.5% over total loans of $83,324,000 at December 31, 1997. The increase in the loan portfolio represents increased penetration of the Company's local small business market. Management believes that the Company will remain successful in penetrating this market due to the fact that, through mergers and acquisitions, the Company's trade area is now primarily served by large institutions, frequently headquartered out of state. Management maintains that it is not cost-efficient for these larger institutions to provide the level of personal service to small business borrowers that the Company provides.

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

The following table sets forth the classification of the Company's loans by major category as of June 30, 1998 and December 31, 1997, respectively :

                                                 June 30, 1998                       December 31, 1997
                                                 -------------                      ------------------
                                                              (Dollars in thousands)

                                                 Amount          Percent              Amount         Percent
                                                 ------          -------              ------         -------
Commercial and Industrial                       $16,208           18.6%              $15,568           18.7%
Real Estate :
        Non-residential properties               28,459           32.7%               25,929           31.1%
        Residential properties                   35,254           40.5%               36,988           44.4%
        Construction                              5,151            5.9%                2,783            3.3%
Consumer                                          2,022            2.3%                2,056            2.5%
                                                -------           ----               -------           ----
Total Loans                                     $87,094            100%              $83,324            100%
                                                =======           ====               =======           ====

                                       12

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

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:

                              Non-Performing Assets
                             (dollars in thousands)

                                            June 30,          December 31,
                                              1998                1997
                                              ----                ----
Non-accrual loans                           $   235             $   439
Non-accrual loans to total loans               0.27%               0.53%
Non-performing assets to total assets          0.15%               0.30%
Allowance for possible loan losses as
a percentage of non-performing loans         479.15%             229.84%

As of June 30, 1998, the Company has one non-accrual loan which represents a construction loan totaling $234,676. The Company has no other non-performing loans and has real estate owned (REO) as a result of a foreclosure which is carried at $203,975.

Other than as disclosed above, there were no loans where information about possible credit problems of borrowers causes management to have serious doubts as to the ultimate collectibility of such loans.

As of June 30, 1998 and December 31, 1997, there were no concentrations of loans exceeding 10% of the Company's total loans and the Company had no foreign loans. The Company's loans are primarily to businesses and individuals located in eastern Bergen County, New Jersey.

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

The Company's allowance for loan losses totaled $1,126,000 and $981,000 at June 30, 1998 and 1997, respectively. This increase in the allowance is due to the continued growth of the loan portfolio. The following is a summary of the reconciliation of the allowance for loan losses for the six month periods ended June 30, 1998 and 1997, respectively :
                                                       Six months ended
                                                           June 30,
                                                    1998             1997
                                                    ----             ----
                                                    (dollars in thousands)

Balance, beginning of period                       $1,009           $  861
Charge-offs                                            (3)               0
Recoveries                                              0                0
Provision charged to expense                          120              120
                                                   ------           ------
Balance, end of period                             $1,126           $  981
                                                   ======           ======
Balance of allowance at end of period as
a percentage of loans at end of period               1.29%            1.18%

INVESTMENT SECURITIES

The Company maintains an investment portfolio to fund increased loan demand or deposit withdrawals and other liquidity needs and to provide an additional source of interest income. The portfolio is composed of U.S. Treasury Securities, obligation of U.S. Government Agencies and selected municipal and state obligations.

At June 30, 1998, $29,716,000 of the Company's investment securities were classified as held to maturity and $11,434,000 were classified as available for sale. At June 30, 1998, the Company held no securities which it classified as trading securities.

At June 30, 1998, total securities were $41,626,000, an increase of $3,826,000, from total securities of $37,800,000 at December 31, 1997. This increase in securities from year end 1997 to quarter end 1998 reflects increases in total deposits in excess of funds needed for new loan originations.

The following table sets forth the carrying value of the Company's security portfolio as of the dates indicated.

A comparative summary of securities available for sale at June 30, 1998 and December 31, 1997 is as follows (in thousands):

                                                            Gross       Gross
                                                Amor-      unreal-     unreal-
                                                tized       ized         ized     Market
                                                cost        gains      losses      value
                                                -----      -------     ------     ------
     1998 - U.S. Government and
         agency obligations                    $11,400       39           (5)    $11,434
                                               =======       ==         ====     =======

     1997 - U.S. Government and
         agency obligations                    $12,507       46          (10)    $12,543
                                               ========      ==         ====     =======

A comparative summary of investment securities held to maturity at June 30, 1998 and December 31, 1997 is as follows (in thousands):

                                                            Gross       Gross
                                                Amor-      unreal-     unreal-
                                                tized       ized         ized     Market
                                                cost        gains      losses      value
                                                -----      -------     ------     ------
     1998:
         U.S. Government and agency
          securities                           $19,436       42           (1)    $19,477
         State and municipal obligations        10,280       18            -      10,298
                                               -------       --         ----     -------

                                               $29,716       60           (1)    $29,775
                                               =======       ==         ====     =======
     1997:
         U.S. Government and agency
          obligations                          $19,442       37           (9)    $19,470
         State and municipal obligations         5,339       25            -       5,364
                                               -------       --         ----     -------

                                               $24,781       62           (9)    $24,834
                                               =======       ==         ====     =======

The following table sets forth as of June 30, 1998, the maturity distribution of the Company's investment portfolio :

                        Maturity of Investment Securities
                                  June 30, 1998
                                 (in thousands)

                                                                                             Securities
                                         Investment Securities                           Available for Sale
                              ------------------------------------------        -----------------------------------------
                                                                Weighted                                        Weighted
                              Amortized        Market           Average         Amortized       Market          Average
                              Cost             Value            Yield           Cost            Value           Yield
                              ---------      ---------        ------------     -----------    ---------       -----------
Within 1 Year                  $17,646        $17,661             6.10%         $11,400        $11,434           6.00%

1 to 5 Years                    12,070         12,114             5.73%               0              0           0.00%
                               -------        -------             ----          -------        -------           ----
                               $29,716        $29,775                           $11,400        $11,434
                               =======        =======                           =======        =======

          The Company sold no securities from its portfolio during the first half of 1998 or 1997.

DEPOSITS
Deposits are the Company's primary source of funds. The Company experienced a growth in deposit balances of $13,963,000 or 10.9% to $142,708,000 at June 30, 1998 as compared to $128,745,000 at December 31, 1997. This growth was accomplished as a result of effective selective marketing and growth within the local Bergen County community based upon the Company's continued emphasis upon customer service through extended hours of operation and a competitive rate structure. Within the increase in total deposits, interest bearing deposits grew $10,996,000 or 33.4% from December 31, 1997 to June 30, 1998 while time deposits grew $2,543,000 or 6.2% during the same period. The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the amount of various types of deposits for each of the periods indicated (in thousands) :

                                                            June 30,                  December 31 ,
                                                              1998                       1997
                                                              ----                       ----
                                                        Amount            %         Amount            %
                                                        ------           --         ------            --
        Non-interest Bearing Demand                    $ 38,175         26.8%       $ 38,790        30.1%
        Interest Bearing Demand                          43,889         30.8%         32,893        25.5%
        Savings                                          17,331         12.1%         16,292        12.7%
        Time Deposits                                    43,313         30.3%         40,770        31.7%
                                                       --------         ----        --------        ----
                                                       $142,708          100%       $128,745         100%
                                                       ========         ====        ========        ====

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of June 30, 1998 (in thousands).

               Three months or less                                          $ 14,632
               Over three months through twelve months                          7,201
               Over one year through three years                                  229
               Over three years                                                   162
                                                                             --------

               TOTAL                                                         $ 22,224
                                                                             ========

                                       17

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

The Company's total deposits equaled $142,708,000 at June 30, 1998 as compared to $128,745,000 at December 31, 1997. The increase in funds provided by deposit inflows during this period has been more than sufficient to provide the Company's loan demand and excess funds have been invested in investment securities and federal funds sold.

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

                     Cumulative Rate Sensitive Balance Sheet
                                  June 30, 1998
                                 (in thousands)

                                0 - 3       0 - 6        0 - 1      0 - 5                        All
                               Months      Months        Year       Year       5 + Years        Others        TOTAL
                               ------      ------        -----      -----      ---------        ------        -----
Investment Securities          $ 7,568     $13,090      $29,067     $ 41,150     $     0      $      0      $ 41,150

Loans:
     Commercial                 22,641      23,936       26,423       51,610        1,439            0        53,049
     Participations                475         475          475        4,242          178            0         4,420
     Mortgages                     181         181        1,196       10,247        2,670            0        12,917
     Consumer                   14,413      14,433       14,488       16,627           81            0        16,708

Federal Funds Sold              15,750      15,750       15,750       15,750            0            0        15,750
Other Assets                         0           0            0            0            0       15,525        15,525
                               -------     -------      -------     --------     --------     --------      --------
TOTAL ASSETS                   $61,028     $67,865      $87,399     $139,626     $143,994     $159,519      $159,519
                               =======     =======      =======     ========     ========     ========      ========
Transaction /
NOW Accounts                   $29,339     $29,339      $29,339      $29,339     $      0     $      0      $ 29,339
Money Market                    14,550      14,550       14,550       14,550            0            0        14,550
Savings                         17,330      17,330       17,330       17,330            0            0        17,330
Time less than $100,000          9,511      16,278       18,500       20,562           30            0        20,592
Time greater than $100,000      15,049      17,550       22,106       22,721            0            0        22,721
Other Liabilities                    0           0            0            0            0       38,962        38,962
Equity                               0           0            0            0            0       16,025        16,025
                               -------     -------      -------     --------     --------     --------      --------
TOTAL LIABILITIES AND
EQUITY                         $85,779     $95,047     $101,825     $104,502     $104,532     $159,519      $159,519
                               =======     =======      =======     ========     ========     ========      ========

Dollar Gap                     (24,751)    (27,182)     (14,426)      35,124       39,462
Gap / Total Assets              -15.52%     -17.04%       -9.04%       22.02%       24.74%
Target Gap Range               +/-35.0%   +/- 30.0%    +/- 25.0%     +/-25.0%
RSA / RSL                        71.15%      71.40%       85.83%      133.61%      137.75%
(Rate Sensitive Assets to
 Rate Sensitive Liabilities)

                                       20

CAPITAL
A significant measure of the strength of a financial institution is its capital base. The Company's federal regulators have classified and defined Company capital into the following components : (1) Tier I Capital, which includes tangible shareholders' equity for common stock and qualifying perpetual preferred stock, and (2) Tier II Capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt, and preferred stock which does not qualify for Tier I Capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines which require certain capital as a percent of the Company's assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets).

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

The following table summarizes the risk-based and leverage capital ratios for the Bank at June 30, 1998, as well as the required minimum regulatory capital ratios :

                                Capital Adequacy

                                                                                      Minimum
                                                June 30,                             Regulatory
                                                 1998                                Requirements
                                                --------                            ----------------
Risk-Based Capital:
         Tier I Capital Ratio                    15.50%                                  4.0%
         Total Capital Ratio                     16.59%                                  8.0%
Leverage Ratio                                   10.69%                                  3.0%

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

The Company is currently in the Renovation stage, having identified any Year 2000 critical systems during the Assessment stage, and has begun to upgrade and replace non-compliant systems and equipment. Management continues to believe that it is currently on target to be appropriately prepared for the Year 2000. No material expenses have been identified.


SFAS 133
In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 supersedes the disclosure requirements in SFAS No. 80, 105, and 119. This statement is effective for periods after June 15, 1999. The Company is currently evaluating early adoption of this statement. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Company.

PART II                    OTHER INFORMATION
-------                    -----------------

Item 1.                    Legal proceedings  -  NONE

Item 2.                    Changes in securities  -  NONE

Item 3.                    Defaults upon senior securities  -  NONE

Item 4.                    Submission of matters to a vote of securities holders


         The Company's Annual Meeting was held on May 21, 1998. At the Annual Meeting, the following matters were voted on:

         1. ELECTION OF DIRECTORS - The following directors received the following votes :
________________________________________________________________________________

      DIRECTORS                 FOR            AGAINST            WITHHELD
________________________________________________________________________________

Albert F. Buzzetti           2,071,002            --               5,777
________________________________________________________________________________

Jeremiah F. O'Connor, Jr.    2,071,975            --               4,798
________________________________________________________________________________

All nominees were reelected.


         2. Proposal that the stockholders approve the 1998 Stock Option Plan for Non-Employee Directors

                  1,823,787 For         47,861 Against          3,242 Abstain

Item 5.                    Other information

         Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934, as amended, the Company's stockholders are notified that the deadline for providing the Company timely notice of any stockholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the Company's 1999 Annual Meeting of Stockholders (the "Annual Meeting") will be Tuesday, March 9, 1999. As to all such matters which the Company does not have notice on or prior to March 9, 1999, discretionary authority shall be granted to the designated persons in the Company's proxy statement for the Annual Meeting.

Item 6.                    Exhibits and reports on Form 8-K  -  NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            /s/  Michael Lesler
                                        By: ____________________________________
                                            (Registrant - Bridge View Bancorp)
                                                Michael Lesler
                                                Manager - Financial Reporting
                                                (Principal Financial Officer)

Date:  August 12, 1998

                                INDEX TO EXHIBITS




Exhibit
Number                     Description of Exhibits
-------                    -----------------------

 27                        Financial Data Schedule