Form 10QSB
period 1998-09-30
BRIDGE VIEW BANCORP
filed 1998-11-12
CIK 1022809

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

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

             2,647,900 shares of Common Stock as of October 31, 1998

                                      INDEX

                               BRIDGE VIEW BANCORP




Part I  -  Financial Information


Item 1.  Financial Statement

         Consolidated Statements of Financial Condition as of September 30, 1998(unaudited) and December 31, 1997

         Consolidated Statements of Income
         for the three months ended September 30, 1998 and 1997 (unaudited) and the nine months ended September 30, 1998 and 1997 (unaudited)

         Consolidated Statements of Cash Flows
         for the nine months ended September 30, 1998 and 1997  (unaudited)

         Notes to Unaudited Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               BRIDGE VIEW BANCORP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

                                                              September 30,    December 31,
                                                                  1998            1997
                                                              -------------    ------------
                                                               (unaudited)
Cash and cash equivalents:
     Cash and due from banks ...........................        $ 10,708        $  9,629
     Federal funds sold ................................          18,000          12,000
                                                                --------        --------
TOTAL CASH AND CASH EQUIVALENTS ........................          28,708          21,629
                                                                --------        --------
Securities:
     FHLBNY Stock, at cost .............................             476             476
     Available for sale ................................           9,390          12,543
     Held to maturity ..................................          30,576          24,781
                                                                --------        --------
TOTAL SECURITIES .......................................          40,442          37,800
                                                                --------        --------
Loans, net of allowance for losses of $1,133 and $1,009,
and deferred loan fees of $154 and $129, respectively ..          88,406          82,186
Premises and equipment, net ............................           2,208           1,652
Accrued interest receivable and other assets ...........           1,499           1,353
                                                                --------        --------
TOTAL ASSETS ...........................................        $161,263        $144,620
                                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing demand
     deposits ..........................................        $ 40,512        $ 38,790
     Interest bearing deposits:
          Savings and time deposits ....................          78,700          71,260
          Certificates of deposit $100,000 + ...........          24,692          18,695
                                                                --------        --------
TOTAL DEPOSITS .........................................         143,904         128,745
Accrued interest payable and other liabilities .........             730             718
                                                                --------        --------
TOTAL LIABILITIES ......................................         144,634         129,463
Commitments and Contingencies
Stockholders' equity:
     Common stock, no par value,
     authorized 10,000,000 shares issued
     and outstanding 2,647,900 in 1998
     and 2,521,010 in 1997 .............................          16,379          13,347
     Retained earnings .................................             218           1,788
     Accumulated other comprehensive income ............              32              22
                                                                --------        --------
TOTAL STOCKHOLDERS' EQUITY .............................          16,629          15,157
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............        $161,263        $144,620
                                                                ========        ========

            See notes to unaudited consolidated financial statements.

                               BRIDGE VIEW BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                            (unaudited, in thousands)

                                                                                    Three months ended         Nine months ended
                                                                                      September 30,               September 30,
                                                                                   1998          1997          1998          1997
                                                                                  ------        ------        ------        ------

Interest Income:
   Loans, including fees .................................................        $2,065        $1,884        $5,844        $5,361
   Federal funds sold ....................................................           233            38           667           253
   Investment Securities
      Taxable ............................................................           437           521         1,345         1,612
      Tax - exempt .......................................................           114            62           252           177
                                                                                  ------        ------        ------        ------
TOTAL INTEREST INCOME ....................................................         2,849         2,505         8,108         7,403

Interest Expense:
   Savings deposits ......................................................           211           212           654           591
   Other time deposits ...................................................           284           272           807         1,024
   Time deposits $100,000 + ..............................................           270           216           795           780
   Borrowed funds ........................................................             0             6             0             7
                                                                                  ------        ------        ------        ------
TOTAL INTEREST EXPENSE ...................................................           765           706         2,256         2,402

               Net Interest Income .......................................         2,084         1,799         5,852         5,001

Provision for loan losses ................................................            20            40           140           160

Net interest income after provision for loan
losses ...................................................................         2,064         1,759         5,712         4,841

Non-interest income:
   Service charge income .................................................           350           271           938           798
                                                                                  ------        ------        ------        ------
TOTAL NON-INTEREST INCOME ................................................           350           271           938           798

Non-interest expense:
   Salaries and related expenses .........................................           569           493         1,657         1,491
   Premises and fixed assets .............................................           294           238           845           706
   Other .................................................................           384           349         1,145         1,049
                                                                                  ------        ------        ------        ------
TOTAL NON-INTEREST EXPENSE ...............................................         1,247         1,080         3,647         3,246

Income before income taxes ...............................................         1,167           950         3,003         2,393

Income tax expense .......................................................           442           376         1,156           940
                                                                                  ------        ------        ------        ------

NET INCOME ...............................................................        $  725        $  574        $1,847        $1,453
                                                                                  ======        ======        ======        ======

Earnings per share:
     Basic ...............................................................        $ 0.27        $ 0.23        $ 0.70        $ 0.60
     Diluted .............................................................        $ 0.27        $ 0.22        $ 0.68        $ 0.57

            See notes to unaudited consolidated financial statements.

                               BRIDGE VIEW BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                            Nine months ended September 30,
                                                                1998             1997
                                                              --------         --------

Cash flows from operating activities:
     Net Income ......................................        $  1,847         $  1,453
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization ................             141              122
        Provision for loan losses ....................             140              160
        Proceeds from sales of loans held for sale ...           3,957                0
        Loans originated for sale ....................          (3,920)               0
        Increase in accrued interest receivable
        and other assets .............................            (146)             (73)
        Increase in accrued interest payable and other
        liabilities ..................................              12              100
                                                              --------         --------
Net Cash Provided by Operating Activities ............           2,031            1,762

Cash flows from investing activities:
     Proceeds from maturities of investment securities          17,674           16,065
     Purchases of investment securities ..............         (20,625)         (21,102)
     Net increase in loans ...........................          (6,220)          (6,683)
     Increase in premises and equipment ..............            (556)             (58)
                                                              --------         --------
Net Cash Used in Investing Activities ................          (9,727)         (11,778)

Cash flows from financing activities:
     Net increase in deposits ........................          15,159              982
     Proceeds from issuance of common stock ..........               6            1,342
     Cash paid for dividends .........................            (390)            (338)
                                                              --------         --------
Net Cash Provided by Financing Activities ............          14,775            1,986

Net change in cash and cash equivalents ..............           7,079           (8,030)
Cash and cash equivalents at beginning of period .....          21,629           23,558
                                                              --------         --------
Cash and cash equivalents at end of period ...........        $ 28,708         $ 15,528

Cash paid during the period for:
     Interest ........................................           2,244            2,456
     Income taxes ....................................           1,218              873

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

       The consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 1997. The results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

       The reconciliation of the numerator and the denominator of basic EPS with that of diluted EPS is presented for the three month and the nine month periods ended September 30, 1998, and 1997. (in thousands, except per share data)

                                                 Three months ended           Nine months ended
                                                    September 30,               September 30,
                                                 1998          1997          1998          1997
                                                ------        ------        ------        ------

Basic earnings per share

     Net Income                                 $  725        $  574        $1,847        $1,453
                                                ======        ======        ======        ======

Average number of shares outstanding             2,648         2,498         2,648         2,408
                                                ======        ======        ======        ======

Basic earnings per share                        $ 0.27        $ 0.23        $ 0.70        $ 0.60
                                                ======        ======        ======        ======


Diluted earnings per share

     Net Income                                 $  725        $  574        $1,847        $1,453
                                                ======        ======        ======        ======

Average number of shares of common
stock and equivalents outstanding:
     Average common shares outstanding           2,648         2,498         2,648         2,408

     Additional shares considered in
     diluted computation assuming:
        Exercise of options and warrants            79           126            81           125
                                                ------        ------        ------        ------

Average number of shares outstanding
on a diluted basis                               2,727         2,624         2,729         2,533
                                                ======        ======        ======        ======

Diluted earnings per share                      $ 0.27        $ 0.22        $ 0.68        $ 0.57
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

                                                              Three months ended September 30,
           (in thousands)                                      1998                      1997
                                                               ----                      ----
          Comprehensive Income
          Net income                                          $  725                    $  574
          Other comprehensive income, net of taxes                11                        19
                                                              ------                    ------
          Total comprehensive income                          $  736                    $  593


                                                               Nine months ended September 30,
          (in thousands)                                        1998                     1997
                                                                ----                     ----
          Comprehensive Income
          Net income                                          $ 1,847                   $1,453
          Other comprehensive income, net of taxes                 10                       19
                                                              -------                   ------
          Total comprehensive income                          $ 1,857                   $1,472

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


RESULTS OF OPERATIONS - Three Months Ended September 30, 1998 and 1997 and
                        Nine Months Ended September 30, 1998 and 1997

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

NET INCOME
For the three months ended September 30, 1998, net income increased by $151,000 or 26.3% to $725,000 from $574,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1998, net income reached $1,847,000, an increase of $394,000 or 27.1%, when compared to net income of $1,453,000 for the nine months ended September 30, 1997. The increase in net income for the first nine months of 1998 compared to 1997 is a result of a 17.0% increase in net interest income to $5,852,000 from $5,001,000 in the prior year which was driven by a $705,000 or 9.5% increase in interest income from $7,403,000 in 1997 to $8,108,000 in 1998 as well as a $146,000 or 6.1% decrease in interest expense from $2,402,000 in 1997 to $2,256,000 for the same time period in 1998. The lower interest expense is resultant from a more efficient deposit mix which includes 28.2% in demand deposits. The Company also experienced a 17.5% increase in fee income, reaching $938,000 for the nine months ended September 30, 1998 from $798,000 for the same time period in 1997.

Interest expense rose $59,000 or 8.4% for the three month period ended September 30, 1998 compared to the three month period ended September 30, 1997. As previously mentioned, interest expense decreased $146,000 or 6.1% to $2,256,000 for the nine month period ended September 30, 1998 compared to $2,402,000 for the nine month period ended September 30, 1997.

Operating expenses increased by $167,000 or 15.5% and $401,000 or 12.4% for the three month periods and the nine month periods ended September 30, 1998 compared to 1997. These increases reflect the Company's continued growth which also affected staff additions, occupancy expenses, salary and employee benefits, data processing, as well as other administrative expenses attributable to the Company's opening of a new branch in early October, 1998 as well as the expected opening of another branch in late 1998.

On a per share basis, basic and diluted earnings per share were $0.27 and $0.27, respectively, for the quarter ended September 30, 1998 as compared to $0.23 and $0.22, respectively, for the quarter ended September 30, 1997. For the nine month period ended September 30, 1998, basic and diluted earnings per share were $0.70 and $0.68, respectively, for the first nine months of 1998 as compared to $0.60 and $0.57, respectively, for the first nine months of 1997. Per share data has been restated to include the effect of the 5% stock dividend in April, 1998.

PROVISION FOR LOAN LOSSES
For the quarter ended September 30, 1998, the Company's provision for loan losses was $20,000, a decrease of $20,000 from the provision of $40,000 for the quarter ended September 30, 1997. The provision for the nine months ended September 30, 1998 also experienced a $20,000 decrease to $140,000 from $160,000 for the period ended September 30, 1997. The movement of the provision reflects management's view of its loan portfolio as well as the effect of the local economy upon its service area.

NON-INTEREST INCOME
Non-interest income, which was primarily attributable to service fees received from deposit accounts, amounted, for the three months ended September 30, 1998, to $350,000, an increase of $79,000 from $271,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1998, non-interest income reflected $938,000, an increase of $140,000 or 17.5% above the non-interest income level of $798,000 for the nine months ended September 30, 1997. The increase in service fees is attributable to the higher level of average deposits.

NON-INTEREST EXPENSE
Non-interest expenses for the quarter ended September 30,1998 amounted to $1,247,000, an increase of $167,000 or 15.5% from $1,080,000 for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, non-interest expense aggregated $3,647,000, an increase of $401,000 or 12.4%, from $3,246,000 for the nine months ended September 30, 1997. As mentioned, these increases are related primarily to the Company's growth and the related effect upon administrative expenses.

INCOME TAX EXPENSE
The income tax provision, which includes both federal and state taxes, for the quarters ended September 30, 1998 and 1997 was $442,000 and $376,000, respectively. For the first nine months of 1998 and 1997, the income tax provision totaled $1,156,000 and $940,000, respectively. The increase in income taxes is a direct result of the increase in income before taxes for both periods.


         FINANCIAL CONDITION: September 30, 1998 and December 31, 1997

At September 30, 1998, the Company's total assets were $161,263,000 compared to $144,620,000 at December 31, 1997, an increase of 11.5%. Total loans increased to $89,693,000 at September 30, 1998 from $83,324,000 at December 31, 1997.
Total deposits at September 30,1998 were $143,904,000, 11.8% higher than the $128,745,000 at December 31, 1997.

LOAN PORTFOLIO
At September 30, 1998, the Company's total loans were $89,693,000, an increase of $6,369,000 or 7.6% over total loans of $83,324,000 at December 31, 1997. The increase in the loan portfolio represents increased penetration of the Company's local small business market. Management believes that the Company will remain successful in penetrating this market due to the fact that, through mergers and acquisitions, the Company's trade area is now primarily served by large institutions, frequently headquartered out of state. Management maintains that it is not cost-efficient for these larger institutions to provide the level of personal service to small business borrowers that the Company provides.

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

The following table sets forth the classification of the Company's loans by major category as of September 30 and December 31, 1997, respectively:

                                                   September 30, 1998                   December 31, 1997
                                                 ---------------------                ---------------------
                                                                   (Dollars in thousands)

                                                  Amount       Percent                 Amount       Percent
                                                 -------      --------                -------      --------

Commercial and Industrial                        $16,506         18.4%                $15,568         18.7%
Real Estate:
        Non-residential properties                29,621         33.0%                 25,929         31.1%
        Residential properties                    36,240         40.4%                 36,988         44.4%
        Construction                               5,215          5.8%                  2,783          3.3%
Consumer                                           2,111          2.4%                  2,056          2.5%
                                                 -------      --------                -------      --------

Total Loans                                      $89,693          100%                $83,324          100%
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

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:

                              Non-Performing Assets
                             (dollars in thousands)
                                             September 30,       December 31,
                                                  1998               1997
                                                  ----               ----

Non-accrual loans                               $    0              $   439
Non-accrual loans to total loans                   N/A                 0.53%
Non-performing assets to total assets              N/A                 0.30%
Allowance for possible loan losses as
a percentage of non-performing loans               N/A               229.84%

As of September 30, 1998, the Company has no non-performing loans and has real estate owned (REO) as a result of a foreclosure which is carried at $203,975.

Other than as disclosed above, there were no loans where information about possible credit problems of borrowers causes management to have serious doubts as to the ultimate collectibility of such loans.

As of September 30, 1998 and December 31, 1997, there were no concentrations of loans exceeding 10% of the Company's total loans and the Company had no foreign loans. The Company's loans are primarily to businesses and individuals located in eastern Bergen County, New Jersey.

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

The Company's allowance for loan losses totaled $1,133,000 and $981,000 at September 30, 1998 and 1997, respectively. This increase in the allowance is due to the continued growth of the loan portfolio. The following is a summary of the reconciliation of the allowance for loan losses for the nine month periods ended September 30, 1998 and 1997, respectively:

                                                       Nine months ended
                                                         September 30,
                                                     1998             1997
                                                    ------           ------
                                                    (dollars in thousands)

Balance, beginning of period                        $1,009           $  861
Charge-offs                                            (16)               0
Recoveries                                               0                0
Provision charged to expense                           140              120
                                                    ------           ------
Balance, end of period                              $1,133           $  981
                                                    ======           ======


Balance of allowance at end of period as
a percentage of loans at end of period                1.27%            1.18%

INVESTMENT SECURITIES

The Company maintains an investment portfolio to fund increased loan demand or deposit withdrawals and other liquidity needs and to provide an additional source of interest income. The portfolio is composed of U.S. Treasury Securities, obligation of U.S. Government Agencies and selected municipal and state obligations.

At September 30, 1998, $30,576,000 of the Company's investment securities were classified as held to maturity and $9,390,000 were classified as available for sale. At September 30, 1998, the Company held no securities which it classified as trading securities.

At September 30, 1998, total securities were $40,442,000, an increase of $2,642,000 and 7.0%, from total securities of $37,800,000 at December 31, 1997. This increase in securities from year end 1997 to quarter end 1998 reflects increases in total deposits in excess of funds needed for new loan originations.

The following table sets forth the carrying value of the Company's security portfolio as of the dates indicated.

A comparative summary of securities available for sale at September 30, 1998 and December 31, 1997 is as follows (in thousands):


                                                    Gross     Gross
                                          Amor-    unreal-   unreal-
                                          tized     ized      ized     Market
                                           cost     gains    losses     Value
                                           ----     -----    ------     -----

   1998 - U.S. Government and
       agency obligations              $   9,337       56       (3)   $  9,390
                                        ========   ======    ======   ========

   1997 - U.S. Government and
       agency obligations              $  12,507       46      (10)   $ 12.543
                                        ========   ======    =====    ========

A comparative summary of investment securities held to maturity at September 30, 1998 and December 31, 1997 is as follows (in thousands):

                                                        Gross    Gross
                                           Amor-       Unreal-  unreal-
                                           tized         Ized     ized    Market
                                            cost        Gains    losses   value
                                            ----        -----    ------   -----

   1998:
       U.S. Government and agency
        securities                       $ 18,270        186       -    $ 18,456
       State and municipal obligations     12,306         18       -      12,324
                                         --------     ------     ---    --------

                                         $ 30,576        204       -    $ 30,780
                                          ========    ======     ===    ========

   1997:
       U.S. Government and agency
        obligations                      $ 19,442         37      (9)   $ 19,470
       State and municipal obligations      5,339         25       -       5,364
                                         ---------    ------     ---    -------

                                         $ 24,781         62      (9)   $ 24,834
                                         ========     ======     ===    ========

The Company sold no securities from its portfolio during the first nine months of 1998 or 1997.



DEPOSITS
Deposits are the Company's primary source of funds. The Company experienced a growth in deposit balances of $15,159,000 or 11.8% to $143,904,000 at September 30, 1998 as compared to $128,745,000 at December 31, 1997. This growth was accomplished as a result of effective selective marketing and growth within the local Bergen County community based upon the Company's continued emphasis upon customer service through extended hours of operation and a competitive rate structure. Within the increase in total deposits, interest bearing deposits grew $5,378,000 or 16.4% from December 31, 1997 to September 30, 1998 while time deposits grew $6,738,000 or 16.5% during the same period. The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the amount of various types of deposits for each of the periods indicated (in thousands):

                                          September 30,         December 31,
                                              1998                 1997
                                              ----                 ----

                                       Amount       %       Amount       %
                                       ------       -       ------       -

     Non-interest Bearing Demand      $ 40,512    28.2%    $ 38,790    30.1%
     Interest Bearing Demand            38,271    26.6%      32,893    25.5%
     Savings                            17,613    12.2%      16,292    12.7%
     Time Deposits                      47,508    33.0%      40,770    31.7%
                                      --------     ---     --------     ---

                                      $143,904     100%    $128,745     100%
                                      ========    ====     ========     ===

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of time deposits of denominations of $100,000 or more as of September 30, 1998 (in thousands).

     Three months or less                         $20,486
     Over three months through twelve months        4,138
     Over one year through three years                673
     Over three years                                 166
                                                  -------

     TOTAL                                        $25,463
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

The Company's total deposits equaled $143,904,000 at September 30, 1998 as compared to $128,745,000 at December 31, 1997. The increase in funds provided by deposit inflows during this period has been more than sufficient to provide the Company's loan demand and excess funds have been invested in investment securities and federal funds sold.

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

                     Cumulative Rate Sensitive Balance Sheet
                               September 30, 1998
                                 (in thousands)

                                  0 - 3       0 - 6        0 - 1        0 - 5                        All
                                  Months      Months       Year         Year       5 + Years       Others            TOTAL
                                 -------     -------     --------     --------     ----------     --------          --------

Investment Securities            $ 5,440     $17,887      $28,994     $ 39,966         $   0        $   0          $ 39,966

Loans:
     Commercial                   22,698      23,916       25,956       51,807         3,063            0            54,870
     Participations                  350         350          350        4,232           178            0             4,410
     Mortgages                         0         424        1,031       11,286         2,381            0            13,667
     Consumer                     14,420      14,427       14,498       16,405           341            0            16,746

Federal Funds Sold                18,000      18,000       18,000       18,000             0            0            18,000
Other Assets                           0           0            0            0             0       13,604            13,604
                                 -------     -------     --------     --------      --------     --------          --------

TOTAL ASSETS                     $60,908     $75,004      $88,829     $141,696      $147,659     $161,263          $161,263
                                 =======     =======      =======     ========      ========     ========          ========

Transaction/
NOW Accounts                     $27,269     $27,269      $27,269      $27,269         $   0        $   0           $27,269
Money Market                      11,001      11,001       11,001       11,001             0            0            11,001
Savings                           17,612      17,612       17,612       17,612             0            0            17,612
CD's more than $100,000           10,841      16,214       21,293       22,003            43            0            22,046
CD's less than $100,000           20,486      23,906       24,624       25,463             0            0            25,463
Other Liabilities                      0           0            0            0             0       41,243            41,243
Equity                                 0           0            0            0             0       16,629            16,629
                                 -------     -------     --------     --------      --------     --------          --------

TOTAL LIABILITIES AND EQUITY     $87,209     $96,002     $101,799     $103,348      $103,391     $161,263          $161,263
                                 =======     =======     ========     ========      ========     ========          ========

Dollar Gap                      (26,301)    (20,998)     (12,970)       38,348        44,268
Gap / Total Assets               -16.31%     -13.02%       -8.04%        23.78%        27.45%
Target Gap Range                +/-35.0%    +/-30.0%     +/-25.0%      +/-25.0%
RSA / RSL                         69.84%      78.13%       87.26%       137.11%       142.82%
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

The following table summarizes the risk-based and leverage capital ratios for the Bank at September 30, 1998, as well as the required minimum regulatory capital ratios:

                                Capital Adequacy

                                                                  Minimum
                                            September 30,         Regulatory
                                                 1998             Requirements
                                            -------------         ------------
Risk-Based Capital:
         Tier I Capital Ratio                    16.14%               4.0%
         Total Capital Ratio                     17.24%               8.0%
Leverage Ratio                                   10.73%               3.0%


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

The Company is currently in the Renovation stage, having identified any Year 2000 critical systems during the Assessment stage, and has begun to upgrade and replace non-compliant systems and equipment. Additionally, the Company has begun to perform validation testing of certain functions which have been upgraded. Management continues to believe that it is currently on target to be appropriately prepared for the Year 2000. To date, the Company has not incurred any material costs related to the Y2K conversion and no material expenses have been identified or are expected.

The primary risks affecting the Company's Year 2000 conversion relate to the proper functioning of its on-line banking system after December 31, 1999. This risk is mitigated by the use of a major on-line banking system provider which is currently performing its own "testing and implementation phases" to ensure proper operation. The Bank will also perform validation testing of the on-line system to ensure reliance. Additionally, the Company has developed a contingency plan for all "mission critical" applications which are not compliant by the "trigger date". If any application is not Y2K compliant or is incapable of providing banking support in the Year 2000, the Bank will convert to an alternative software. The Bank is currently evaluating its software options.


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



                                                  /s/  Michael Lesler
                                         By:  __________________________________
                                              (Registrant - Bridge View Bancorp)
                                                  Michael Lesler
                                                  Manager - Financial Reporting
                                                 (Principal Financial Officer)



Date:  November 12, 1998

                                INDEX TO EXHIBITS







Exhibit
Number                     Description of Exhibits
------                     -----------------------

   27                      Financial Data Schedule