Form 10-K
period 1998-12-31
BRIDGE VIEW BANCORP
filed 1999-03-22
CIK 1022809

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
      from _____________   to   _____________.

      Commission file number :  1-12165

                               Bridge View Bancorp
             (Exact name of Registrant as specified in its charter)

         New Jersey                                              22-3461336
         ----------                                          ------------------
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of February 28, 1999 was $55,936,888.

The number of shares of the Issuer's Common Stock, no par value, outstanding as of February 28, 1999 was 2,649,002.

For the fiscal year ended December 31, 1998, the Issuer had total revenues of $10,883,000.

                       DOCUMENTS INCORPORATED BY REFERENCE


         10-KSB Item                                Document Incorporated




Item 9.     Directors and Executive                 Proxy Statement for 1999
            Officers of the Company;                Annual Meeting of
            Compliance with Section 16(a)           Shareholders to be filed no
            Of the Exchange Act                     later than April 29, 1999.
________________________________________________________________________________

Item 10.    Executive Compensation                  Proxy Statement for 1999
                                                    Annual Meeting of
                                                    Shareholders to be filed no
                                                    later than April 29, 1999.
________________________________________________________________________________

Item 11.    Security Ownership of Certain           Proxy Statement for 1999
            Beneficial Owners and                   Annual Meeting of
            Management                              Shareholders to be filed no
                                                    later than April 29, 1999.
________________________________________________________________________________

Item 12.    Certain Relationships and               Proxy Statement for 1999
            Related Transactions                    Annual Meeting of
                                                    Shareholders to be filed no
                                                    later than April 29, 1999.
________________________________________________________________________________

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

Item 1.           Description of Business                                   4

Item 2.           Description of Property                                   9

Item 3.           Legal Proceedings                                         9

Item 4.           Submission of Matters to a Vote of                        9
                  Security Holders


PART II

Item 5.           Market for Registrant's Common Equity and                10
                  Related Stockholder Matters

Item 6.           Selected Consolidated Financial Data and Other Data      11

Item 7.           Management's Discussion and Analysis of                  12
                  Financial Condition and Results of Operations

Item 8.           Financial Statements and Supplementary Data              31

Item 9.           Changes In and Disagreements with Accountants            31
                  on Accounting and Financial Disclosures


PART III

Item 10.          Directors and Executive Officers of the Registrant       32

Item 11.          Executive Compensation                                   32

Item 12.          Security Ownership of Certain Beneficial                 32
                  Owners and Management

Item 13.          Certain Relationships and Related Transactions           32


PART IV

Item 14.          Exhibits and Financial Statement Schedules               33

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General
Bridge View Bancorp (the "Company") is a one-bank holding company incorporated under the laws of the State of New Jersey in May, 1996 to serve as a holding company for Bridge View Bank (the "Bank"; unless the context otherwise requires, all references to the "Company" in this Annual Report shall be deemed to refer also to the Bank). The Company was organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the Bank. Pursuant to the New Jersey Banking Act of 1948 (the "Banking Act"), as amended, and pursuant to approval of the shareholders of the Bank, the Company acquired the Bank and became its holding company on December 6, 1996. As part of the Acquisition, shareholders of the Bank received two shares of common stock, no par value, (the "Common Stock") of the Company for each outstanding share of the common stock of the Bank, $5.00 per share par value ("Bank Common Stock"). The only significant activities of the Company are the ownership and supervision of the Bank. The Company's main office is located at 457 Sylvan Avenue, Englewood Cliffs, Bergen County, New Jersey, 07632.

The Bank is a commercial bank formed under the laws of the State of New Jersey on October 11, 1988. The Bank operates from its main office at 457 Sylvan Avenue, Englewood Cliffs, New Jersey, 07632, and its four branch offices located at 1605 Lemoine Avenue, Fort Lee, New Jersey, 07024, 115 River Road, Edgewater, New Jersey, 07020, 899 Palisade Avenue, Fort Lee, New Jersey, 07024, and 77 River Street, Hackensack, NJ, 07601. A branch at 20 West Railroad Avenue in Tenafly, NJ has received regulatory approval and local zoning approval. An April, 1999 opening is expected for the Tenafly site which is also in Bergen County, NJ.

The Bank is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund (the "BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operation of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC, and the New Jersey Department of Banking and Insurance (the "Department"). The principal executive offices of the Bank are located at 457 Sylvan Avenue, Englewood Cliffs, New Jersey, 07632, and the telephone number is (201) 871 - 7800.

Business of the Company
The Company's primary business is ownership and supervision of the Bank. The Company, through the Bank, conducts a traditional commercial banking business, accepting deposits from the general public, including individuals, businesses, non-profit organizations, and governmental units. The Bank makes commercial loans, consumer loans, and both residential and commercial real estate loans. In addition, the Bank provides other customer services and makes investments in securities, as permitted by law. The Bank has sought to offer an alternative, community-oriented style of banking in an area, which is presently dominated by larger, statewide and national institutions. The Bank has sought to be a positive force in the area by assisting in the development of the residential sector, by serving the needs of small and medium-sized businesses and the local professional community, and by meeting the requirements of individuals residing, working, and shopping in the Bank's eastern Bergen County market area by extending consumer, commercial, and real estate loans and by offering depository services. The Bank believes that the following attributes have attracted local business people and residents:

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

Since opening in 1990, the Bank has established four branches in addition to its main office. The Bank expects to continue to seek additional strategically located de novo branch locations within Bergen County and expects to open one additional branch office during 1999. Particular emphasis will be placed on presenting an alternative banking culture in communities which are dominated by non-local competitors and where no community banking approach exists or in locations which the Company perceives to be economically emerging.

Service Area
The Company's service area primarily consists of the greater area of Bergen County, New Jersey. The Company operates its main office in Englewood Cliffs, New Jersey and four branch offices in Fort Lee(2), Edgewater, and Hackensack, New Jersey. A future branch is planned in Tenafly, also in Bergen County, NJ.

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

Employees
At December 31, 1998, the Company employed fifty three full-time employees and five part-time employees. None of these employees is covered by a collective bargaining agreement. The Company believes that its employee relations remain good.

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

The BHCA requires among other things, the prior approval of the FRB in any case where a bank holding company proposes to: (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares), or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served, when reviewing acquisitions or mergers.

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

The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. For bank holding companies with less than $150 million in consolidated assets, the guidelines will be applied on a bank-only basis unless: (a) the parent bank holding company is engaged in non-bank activity involving significant leverage, or (b) the parent company has a significant amount of outstanding debt that is held by the general public. The minimum ratio or total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be "Tier I", consisting of common stockholders' equity and certain preferred stock, less certain goodwill items and other intangible assets. The remainder, "Tier II Capital", may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making).

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

Bank Regulation
As a New Jersey chartered commercial bank, the Bank is subject to the regulation, supervision, and control of the New Jersey Department of Banking and Insurance (the "Department"). As an FDIC-insured institution, the Bank is subject to regulation, supervision, and control of the FDIC, an agency of the federal government. The regulations of the FDIC and the Department impact virtually all activities of the Bank, including the minimum level of capital the Bank must maintain, the ability of the Bank to pay dividends, and the ability of the Bank to expand through new branches or acquisitions and various other matters.

Insurance of Deposits
The Bank's deposits are insured up to a maximum of $100,000 per depositor under the Bank Insurance Fund (the BIF). The Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA") affected a major restructuring of the federal regulatory framework applicable to depository institutions and deposit insurance. FDICIA requires the FDIC to establish a risk-based assessment system for all insured depository institutions. Under this legislation, the FDIC has established an insurance premium assessment matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator. Under the matrix as currently in effect, the assessment ranges from 0 to 31 basis points of assessed deposits, with those institutions at the low end of the assessment schedule paying only a statutory mandated $2,000 premium.

Dividend Rights
Under the Banking Act, a bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the Company will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank's surplus.

ITEM 2. DESCRIPTION OF PROPERTY

The Company conducts its business through its main office located at 457 Sylvan Avenue, Englewood Cliffs, New Jersey, and its four branch offices. The following table sets forth certain information regarding the Company's properties as of December 31, 1998.

                                     Leased                  Date of Lease
Location                            or Owned                  Expiration
--------                            --------                 -------------
457 Sylvan Avenue               Office Building               March, 1999
Englewood Cliffs, NJ           Owned; Land Leased             (Land Lease)

1605 Lemoine Avenue                  Leased                   November, 2002
Fort Lee, NJ

115 River Road                       Leased                   April, 2006
Edgewater, NJ

899 Palisade Avenue                  Leased                   September, 2001
Fort Lee, NJ


Hackensack, NJ                       Leased                   December, 2012


Tenafly, NJ                          Leased                   April, 2005

During 1998, the Bank exercised its option to purchase the land. Sale of the land is expected during the first quarter of 1999.

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


                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of the Registrant's shareholders during the Fourth Quarter of fiscal 1998.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Commencing on December 20, 1996, the Company's Common Stock began trading on the American Stock Exchange under the symbol "BVB". Prior to that time, the Common Stock was not traded on any recognized securities exchange. As of December 31, 1998, there were 1,127 stockholders of record of the Common Stock.

The following table sets forth the quarterly high and low bid prices of the Common Stock as reported on the American Stock Exchange for the quarterly periods presented. The stock prices and cash dividends are adjusted to reflect stock dividends and stock splits through the 1998 stock dividend.

                                                    Bid
                                            ------------------
                                                                      Cash
                                             High        Low        Dividend
                                             ----        ---        --------
Year Ended December 31, 1998
Fourth Quarter                              $21.25      $17.38        $0.05
Third quarter                                27.00       18.50         0.05
Second quarter                               32.14       23.81         0.05
First quarter                                38.10       22.02         0.05

Year Ended December 31, 1997
Fourth quarter                              $26.43      $14.29        $0.05
Third quarter                                17.62       13.57         0.05
Second quarter                               14.53       12.03         0.05
First quarter                                16.32       11.34         0.05
================================================================================

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA AND OTHER DATA

               Selected Consolidated Financial Data and Other Data
                      (in thousands, except per share data)

Set forth below is selected historical financial data of the Company. This information is derived in part from and should be read in conjunction with the consolidated financial statements and notes thereto presented in the Annual Report to Stockholders.


                                                                                Years Ended December 31,
                                                        --------------------------------------------------------------------
                                                           1998           1997           1996            1995           1994
                                                           ----           ----           ----            ----           ----
Selected Operating Data:
Total interest income                                   $10,883         $9,942         $7,870          $6,378         $5,044
Total interest expense                                    3,006          3,123          2,324           1,844          1,361
                                                        -------         ------         ------          ------         ------
Net interest income                                       7,877          6,819          5,546           4,534          3,683
Provision for loan losses                                   140            160            193              92             75
                                                        -------         ------         ------          ------         ------
Net interest income after provision for
     loan loss                                            7,737          6,659          5,353           4,442          3,608
Other income                                              1,301          1,102            793             578            378
Other expenses                                            4,848          4,361          3,615           3,004          2,897
                                                        -------         ------         ------          ------         ------
Income before income taxes                                4,190          3,400          2,531           2,016          1,089
Income tax expense                                        1,587          1,337            987             781            349
Net income                                              $ 2,603         $2,063         $1,544          $1,235         $  740
                                                        =======         ======         ======          ======         ======

Basic Earnings per Share  (1)                             $0.98          $0.84          $0.67           $0.53          $0.34
Diluted Earnings per Share  (1)                           $0.95          $0.79          $0.66           $0.52          $0.34


(1) All shares data has been restated to reflect stock dividends and stock split through the 1998 stock dividend.

                                                                                At December 31,
                                                       ---------------------------------------------------------------------
Selected Financial Data:                                 1998            1997           1996            1995           1994
                                                         ----            ----           ----            ----           ----
Total Assets                                           $170,768       $144,620       $139,060         $96,794        $86,592
Net Loans                                                96,955         82,186         75,752          55,408         43,437
Total Deposits                                          152,700        128,745        126,333          85,225         76,637
Stockholders' Equity                                     17,237         15,157         12,218          11,035          9,587


                                                                       At or for the year ended December 31,
                                                       ---------------------------------------------------------------------
Selected Financial Ratios:                                1998           1997           1996            1995           1995
                                                          ----           ----           ----            ----           ----
Return on Average Assets (ROA)                            1.67%          1.47%          1.42%           1.39%          0.86%
Return on Average Equity (ROE)                           16.05%         15.25%         13.35%          12.12%          7.98%
Equity to Total Assets at Year-End                       10.09%         10.48%          8.79%          11.40%         11.07%
Dividend Payout Ratio                                    20.16%         22.46%         24.09%           0.00%          0.00%


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

In addition to historical information, this discussion and analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in this section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of the report. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events and circumstances that arise after such date.

                              OVERVIEW AND STRATEGY

The Company was formed in 1996 to act as a holding company for the Bank, which began full service operation as a commercial bank on March 15, 1990. The Company accepts deposits from the general public, including individuals, businesses, non-profit organizations and governmental units located primarily within its trade area. The Company makes commercial loans, consumer loans, residential and commercial real estate loans, and issues both mastercard and visa credit cards. In addition, the Company provides other customer services and makes investments in securities, as permitted by law. The Company has sought to offer an alternative, community-oriented style of banking in an area presently dominated by larger, statewide and national institutions. The Company has sought to be a positive force in its area by assisting in the development of the residential sector; by serving the needs of small and medium-sized businesses and the local professional community, and by meeting the requirements of individuals residing, working, and shopping in the eastern Bergen County, New Jersey market area by extending consumer, commercial, and real estate loans and by offering depository services. The Company believes that the following attributes have made the Company attractive to local business people and residents:

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

Since opening in 1990, the Bank has established four branches in addition to its main office. The Company expects to continue to seek additional strategically located de novo branch locations within Bergen County. Particular emphasis will continue to be placed on presenting an alternative banking culture in communities which are dominated by non-local competitors and where no community banking approach exists or in locations which the Company perceives to be economically emerging.

RESULTS OF OPERATIONS - 1998 versus 1997

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

NET INCOME
For the year ended December 31, 1998, net income increased by $540,000 or 26.2% to $2,603,000 from $2,063,000 for the year ended December 31, 1997. The increase in net income for 1998 compared to 1997 is a result of a 15.5% increase in net interest income to $7,877,000 from $6,819,000 in the prior year and a 19.0% increase in fee income of $209,000 to $1,311,000 from $1,102,000 for 1997. The increase in net interest income is the result of an 18.0% increase in total net loans to $96,955,000 at December 31, 1998, from $82,186,000 at December 31, 1997 combined with a more profitable deposit mix which led to a 3.8% decrease in interest expense from $3,123,000 in 1997 to $3,006,000 in 1998. The average yield on interest earning assets decreased slightly to 7.70% for the year ending December 31, 1998 as compared to 7.81% for the year ending December 31, 1997, while the volume increases in the Bank's loan and securities portfolio were primarily funded through deposit growth.

Other expenses increased by $487,000 or 11.2% for the year ended December 31, 1998 compared to 1997. These increases reflect the Company's continued growth which also affected staff additions, occupancy expenses, salary and employee benefits, data processing, as well as other administrative expenses attributable to the Company's new branch office which opened in the fourth quarter of 1998.

On a per share basis, basic earnings per share were $0.98 for the year ended December 31, 1998 as compared to $0.84 for the year ended December 31, 1997. Diluted earnings per share were $0.95 for the full year of 1998 as compared to $0.79 for the full year of 1997. All share data has been restated to reflect all stock dividends and stock splits through the 1998 stock dividend.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest bearing liabilities and the interest rate paid on them.

Average Balance Sheets
The following table sets forth certain information relating to the Company's average assets and liabilities for the years ended December 31, 1998, 1997, and 1996, and reflects the average yield on assets and average cost of liabilities for the period indicated. Such yields are derived by dividing income or expense, on a tax-equivalent basis, by the average balance of assets or liabilities, respectively, for the periods shown. Securities available for sale are reflected in the following table at amortized cost. Non-accrual loans are included in the average loan balance. Amounts have been computed on a fully tax-equivalent basis, assuming a blended tax rate of 39%.

                                                              For the years ended December 31,
                                                                  (dollars in thousands)
                                                     1998                                       1997
                                    ----------------------------------------    ---------------------------------------
                                      Average                      Average       Average                      Average
                                      Balance       Interest      Yield/Cost     Balance       Interest      Yield/Cost
                                    -----------    ----------    -----------    ----------    -----------   -----------
ASSETS:
Interest-Earning Assets:
Loans (net of unearned income)         $87,178        $7,856        9.01%        $80,626         $7,241         8.98%
Tax-Exempt Securities                    9,438           558        5.91           5,951            401         6.74
Taxable Investment Securities           29,539         1,726        5.84          35,501          2,066         5.82
Federal Funds Sold                      16,606           878        5.29           6,464            350         5.41
FHLB Account                               508            21        4.13             291             13         4.47
FHLB Stock                                 476            34        7.14             476             31         6.51
                                      --------       -------                    --------        -------
Total Interest-earning Assets          143,745        11,073        7.70%        129,309         10,102         7.81%
                                      --------       -------                    --------        -------
Non-interest earning Assets             12,208                                    11,684
Allowance for Loan Losses                 (991)                                     (964)
                                      --------                                  --------
TOTAL ASSETS                          $154,962                                  $140,029
                                      ========                                  ========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW Deposits                           $26,289         $ 249        0.95%        $20,281          $ 219         1.08%
Savings Deposits                        17,216           340        1.97          15,395            330         2.14
Money Market Deposits                   12,406           260        2.10          11,986            252         2.10
Time Deposits                           43,942         2,157        4.91          46,135          2,315         5.02
Short Term Borrowings                        0             0        0.00             130              7         5.38
                                      --------       -------                    --------        -------
Total Interest-Bearing Liabilities      99,853         3,006        3.01%         93,927          3,123         3.32%
                                      --------       -------                    --------        -------
Non-Interest Bearing Liabilities:
Demand Deposits                         38,151                                    31,954
Other Liabilities                          736                                       620
                                      --------                                  --------
Total Non-Interest Bearing              38,887                                    32,574
Liabilities
Stockholders' Equity                    16,222                                    13,528
                                      --------                                  --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                  $154,962                                  $140,029
                                      ========                                  ========
Net Interest Income
(Tax Equivalent Basis)                                $8,067                                     $6,979
Tax Equivalent Basis adjustment                          190                                        160
                                                     -------                                    -------
Net Interest Income                                   $7,877                                     $6,819
                                                     =======                                    =======
Net Interest Rate Spread                                            4.69%                                       4.49%
                                                                   =====                                       =====
Net Interest Margin                                                 5.61%                                       5.40%
                                                                   =====                                       =====
Ratio of Interest-Earning Assets
to Interest-Bearing Liabilities           1.44                                      1.38
                                          ====                                      ====

                                                                   1996
                                                   ---------------------------------------
                                                    Average                      Average
                                                    Balance        Interest     Yield/Cost
                                                   ---------       --------     ----------
ASSETS:
Interest-Earning Assets:
Loans (net of unearned income)                     $65,690         $5,961         9.07%
Tax-Exempt Securities                                6,668            429         6.43
Taxable Investment Securities                       21,974          1,290         5.87
Federal Funds Sold                                   6,718            358         5.31
FHLB Account                                             0              0         0.00
FHLB Stock                                               0              0         0.00
                                                  --------        -------
Total Interest-earning Assets                      101,050          8,038         7.95%
                                                  --------        -------

Non-interest earning Assets                          8,617
Allowance for Loan Losses                             (797)
                                                  --------
TOTAL ASSETS                                      $108,870
                                                  ========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
NOW Deposits                                       $15,134          $ 166          1.10%
Savings Deposits                                    13,212            284          2.15
Money Market Deposits                               11,879            259          2.18
Time Deposits                                       33,159          1,601          4.83
Short Term Borrowings                                  245             14          5.71
                                                  --------        -------
Total Interest-Bearing Liabilities                  73,629          2,324          3.16%
                                                  --------        -------
Non-Interest Bearing Liabilities:
Demand Deposits                                     23,218
Other Liabilities                                      461
                                                  --------
Total Non-Interest Bearing                          23,679
Liabilities
Stockholders' Equity                                11,562
                                                  --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                              $108,870
                                                  ========
Net Interest Income
(Tax Equivalent Basis)                                             $5,714
Tax Equivalent Basis adjustment                                       168
                                                                   ------
Net Interest Income                                                $5,546
                                                                   ======
Net Interest Rate Spread                                                           4.79%
                                                                                  =====
Net Interest Margin                                                                5.65%
                                                                                  =====
Ratio of Interest-Earning Assets
to Interest-Bearing Liabilities                       1.37
                                                      ====

Rate/Volume Analysis
The following table presents, by category, the major factors that contributed to the changes in net interest income for each of the years ended December 31, 1998 and 1997.

                                             Year Ended                                      Year Ended
                                            December 31,                                    December 31,
                                             1998 versus                                     1997 versus
                                                1997                                            1996
                              ----------------------------------------        ------------------------------------------
                                                                   (in thousands)
                                 Increase (Decrease)                             Increase (Decrease)
                                  due to change in                                due to change in
                                       Average                                         Average

                                Volume             Rate          Net           Volume             Rate             Net
                                ------             ----          ---           ------             ----             ---
Interest Income:
Loans (net of unearned
income)                          $ 591             $ 24         $ 615          $ 1,340            $(60)           $ 1,280
Tax Exempt Securities              206              (49)          157              (48)             20                (28)
Taxable Investment
Securities                        (347)               7          (340)             787             (11)               776
Federal Funds Sold                 537               (9)          528                2             (10)                (8)
Federal Home Loan Bank
Account                              9               (1)            8               13               0                 13
Federal Home Loan
Bank Stock                           0                3             3               31               0                 31
                               -------             ----          ----          -------            ----             ------


Total Interest Income              996              (25)          971            2,125             (61)             2,064
                               -------             ----          ----          -------            ----             ------


Interest Expense:
NOW Deposits                        57              (27)           30               56              (3)                53
Savings Deposits                    36              (26)           10               47              (1)                46
Money Market Deposits                8                0             8                3             (10)                (7)
Time Deposits                     (108)             (50)         (158)             651              63                714
Short Term Borrowings                0               (7)           (7)              (6)             (1)                (7)
                               -------             ----          ----          -------            ----             ------

Total Interest Expense              (7)            (110)         (117)             751              48                799
                               -------             ----          ----          -------            ----             ------

Net change in Interest
Income                         $ 1,003             $ 85       $ 1,088          $ 1,374          $ (109)           $ 1,265
                               =======             ====       =======          =======          =======           =======

PROVISION FOR LOAN LOSSES
For the year ended December 31, 1998, the Company's provision for loan losses was $140,000, a decrease of $20,000 from the provision of $160,000 for the year ended December 31, 1997. The decreased provision reflects the continued reduction in non-performing loans and the stability of the loan portfolio.

OTHER INCOME
Other income, which was primarily attributable to service fees received from deposit accounts, for the year ended December 31,1998, was $1,301,000, an increase of $199,000 or 18.1% above the $1,102,000 received during the year ended December 31, 1997. The increase in service fees is attributable to the higher level of average deposits.

OTHER EXPENSES
Other expenses for the year ended December 31,1998 amounted to $4,848,000, an increase of $487,000 or 11.2% over the $4,361,000 for the year ended December 31, 1997. These increases are related primarily to staff additions, occupancy expense, data processing fees, customary increases for salary and employee benefits, as well as other administrative expenses resulting from the bank's growth and its newest branch which was opened in October, 1998.

INCOME TAX EXPENSE
The income tax provision, which includes both federal and state taxes, for the years ended December 31, 1998 and 1997 was $1,587,000 and $1,337,000,
respectively. The increase in income taxes is a direct result of the increase in income before taxes in 1998.


RESULTS OF OPERATIONS  -  1997 versus 1996

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

Other expenses increased by $746,000, or 20.6%, for the year ended December 31, 1997 compared to 1996. These increases reflect the Company's continued growth which also affected staff additions, occupancy expenses, salary and employee benefits, data processing, as well as other administrative expenses attributable to the Company's two new branch offices which opened in the third and fourth quarters of 1996.

On a per share basis, basic earnings per share were $0.84 for the year ended December 31, 1997 as compared to $0.67 for the year ended December 31, 1996. Diluted earnings per share were $0.79 for the full year of 1997 as compared to $0.66 for the full year of 1996. Per share data has been restated to reflect all stock dividends and stock splits through the 1998 stock dividend.


                               FINANCIAL CONDITION

At December 31, 1998, the Company's total assets were $170,768,000 compared to $144,620,000 at December 31, 1997. Total loans increased to $98,233,000 at December 31, 1998 from $83,324,000 at December 31, 1997. Total deposits at year end 1998 were $152,700,000 compared to $128,745,000 at December 31, 1997.


LOAN PORTFOLIO
At December 31, 1998, the Company's total loans were $98,233,000, an increase of $14,909,000 or 17.9% over total loans of $83,324,000 at December 31, 1997. The increase in the loan portfolio represents continued penetration of the local small business market. Management believes that the Company's success in penetrating this market is attributable to the Company's trade area becoming primarily served by large institutions headquartered out of state due to mergers and acquisitions within the industry. Management believes that it is not cost efficient for these larger institutions to provide the level of personal service the Company provides to small business borrowers.

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

The following table sets forth the classification of the Company's loans by major category as of December 31, 1998, 1997, 1996, 1995, and 1994, respectively:

                                                                                December 31,
                                                ---------------------------------------------------------------------------

                                                    1998            1997            1996            1995           1994
                                                    ----            ----            ----            ----           ----
                                                                             (in thousands)
Commercial and Industrial                        $18,906         $15,568         $12,555         $11,277         $9,347
Real Estate:
        Non-residential properties                33,487          25,929          23,000          14,001         10,914
        Residential properties                    37,703          36,988          37,706          28,224         22,217
        Construction                               5,443           2,783           1,752           1,320            549
Consumer                                           2,694           2,056           1,705           1,473          1,135
                                                 -------         -------         -------         -------        -------

Total Loans                                      $98,233         $83,324         $76,718         $56,295        $44,162
                                                 =======         =======         =======         =======        =======

The following table sets forth fixed and adjustable rate loans as of December 31, 1998 in terms of interest rate sensitivity (in thousands):

                                  Within
                                   One       1 to 5       After 5
                                   Year       Years        Years       Total
                                  ------     ------       -------      -----

Loans with Fixed Rate             $6,977     $46,163       $7,697     $60,837
Loans with Adjustable Rate        28,341       6,636        2,419      37,396


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

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:

                                                                                December 31,
                                                ---------------------------------------------------------------------------

                                                    1998            1997            1996            1995           1994
                                                    ----            ----            ----            ----           ----
                                                                             (in thousands)
Non-performing loans                               $   0           $ 439            $   0           $  0           $  0
Other real estate                                    163               0              139              0              0
                                                   -----           -----            -----           ----           ----
        Total non-performing assets                $ 163           $ 439            $ 139           $  0           $  0

Non-performing assets to total gross
     loans and other real estate owned              0.17%           0.53%            0.18%           0.00%         0.00%
Non-performing assets to total assets               0.10%           0.30%            0.10%           0.00%         0.00%
Non-performing loans to total gross loans           0.00%           0.53%            0.00%           0.00%         0.00%
Allowance for possible loan losses as a
     Percentage of non-performing loans               N/A         229.84%              N/A             N/A           N/A

As of December 31, 1998, the Company has no non-accrual loans compared to two at December 31, 1997 of which one represented a construction loan totaling $234,676 and the other was a home equity loan aggregating $203,975.

Other than as disclosed above, there were no loans where information about possible credit problems of borrowers causes management to have serious doubts as to the ultimate collectibility of such loans.

As of December 31, 1998 and 1997, there were no concentrations of loans exceeding 10% of the Company's total loans and the Company had no foreign loans. The Company's loans are primarily to businesses and individuals located in eastern Bergen County, New Jersey.


OTHER REAL ESTATE
As of December 31, 1998, other real estate totaled $163,000 compared to $0 at December 31, 1997. This increase was due to the foreclosure of one property. The $163,000 is stated at the lower of the carrying value or fair market value less estimated cost to sell. Sale of this property to a third party is expected during the first half of 1999.

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

The Company's allowance for loan losses totaled $1,127,000 and $1,009,000 at December 31, 1998 and 1997, respectively. This increase in the allowance is due to the continued growth of the loan portfolio. Historically, the Company's charge-offs have been in the consumer loan segment of the loan portfolio. The following is a summary of the reconciliation of the allowance for loan losses for the periods indicated:

                                                                                December 31,
                                                ---------------------------------------------------------------------------

                                                    1998            1997            1996            1995           1994
                                                    ----            ----            ----            ----           ----
                                                                             (in thousands)
Balance, beginning of year                        $ 1,009          $  861          $  692          $ 626          $  567
Charge-offs                                           (22)            (30)            (36)           (33)            (18)
Recoveries                                              0              18              12              7               2
Provision charged to expense                          140             160             193             92              75
                                                  -------         ------    -      ------          -----          ------
Balance, end of year                              $ 1,127         $ 1,009          $  861          $ 692          $  626

Ratio of net charge-offs to average loans
     Outstanding                                     0.03%           0.02%           0.04%          0.05%           0.03%
Balance of allowance at end of year as a
     Percentage of loans at end of year              1.15%           1.21%           1.12%          1.14%           1.42%

The following table sets forth, for each of the Company's major lending areas, the amount and percentage of the Company's allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated:

                                           Allocation of the Allowance for Loan Losses by Category
                                                      For the years ended December 31,
                                                           (dollars in thousands)
                                    1998                          1997                           1996
                                               % of                          % of                           % of
                                               Total                         Total                          Total
                            Amount  % of ALL   Loans     Amount   % of ALL   Loans     Amount    % of ALL   Loans
                            ------  --------   -----     ------   --------   -----     ------    --------   -----
Balance applicable to:
Commercial                 $  342    30.35%    35.08%     $ 262    25.97%    31.49%     $ 235      27.29%   25.43%
Real Estate:
 Non-residential              306    27.15%    26.68%       258    25.57%    25.65%       238      27.64%   31.04%
property
 Residential property         224    19.88%    30.81%       234    23.19%    37.37%       234      27.18%   39.02%
 Construction                  54     4.79%     5.58%        28     2.78%     3.34%        18       2.09%    2.28%
Consumer                       22     1.95%     1.85%        22     2.18%     2.15%        21       2.44%    2.23%
                           ---------------               ---------------                ----------------
Sub-total                  $  948    84.12%   100.00%     $ 804    79.69%   100.00%     $ 746      86.64%  100.00%
                           ---------------               ---------------                ----------------
Unallocated Reserves          179    15.88%                 205    20.31%                 115      13.36%
                           ------                        ------                         -----

TOTAL                      $1,127   100.00%   100.00%    $1,009   100.00%   100.00%     $ 861     100.00%  100.00%
                           ======   ======   =======     ======   =======   =======     =====     ======   ======


                                      1995                          1994
                                               % of                          % of
                                               Total                         Total
                            Amount  % of ALL   Loans     Amount   % of ALL   Loans
                            ------  --------   -----     ------   --------   -----
Balance applicable to:
Commercial                  $ 147    21.24%    23.34%     $ 123    19.65%    24.84%
Real Estate:
 Non-residential              157    22.69%    27.74%       101    16.13%    22.89%
property
 Residential property         196    28.32%    43.98%       173    27.64%    48.52%
 Construction                  13     1.88%     2.35%         5     0.80%     1.24%
Consumer                       18     2.60%     2.59%        14     2.24%     2.51%
                           ---------------               ---------------
Sub-total                   $ 531    76.73%   100.00%     $ 416    66.46%   100.00%
                           ---------------               ---------------
Unallocated Reserves          161    23.27%                 210    33.54%
                           ------                        ------

TOTAL                       $ 692   100.00%   100.00%     $ 626   100.00%   100.00%
                            =====   ======    ======      =====   ======    ======

INVESTMENT SECURITIES
The Company maintains an investment portfolio to fund increased loan demand or deposit withdrawals and other liquidity needs and to provide an additional source of interest income. The portfolio is composed of U.S. Treasury Securities, obligations of U.S. Government Agencies, selected municipal and state obligations, stock in the Federal Home Loan Bank, and equity securities of another financial institution.

Securities are classified as "held-to-maturity" (HTM), "available for sale"
(AFS), or "trading" at time of purchase. Securities classified as HTM are based upon management's intent and the Company's ability to hold them to maturity. Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts. Securities which are bought and held principally for the purpose of selling them in the near term are classified as trading securities, which are carried at market value. Realized gains and losses as well as gains and losses from marking the portfolio to market value are included in trading revenue. Securities not classified as HTM or trading securities are classified as AFS and are stated at fair value. Unrealized gains and losses on AFS securities are excluded from results of operations, and are reported as a component of accumulated other comprehensive income which is included in stockholders' equity, net of taxes. Securities classified as AFS include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital, or other similar requirements.

Management determines the appropriate classification of securities at the time of purchase. At December 31, 1998, $28,474,000 of the Company's investment securities were classified as held to maturity and $6,979,000 were classified as available for sale. At December 31, 1998, the Company held no securities which it classified as trading securities.

At December 31, 1998, total investment securities were $35,453,000, a decrease of $2,347,000, from total investment securities of $37,800,000 at December 31, 1997 This decrease in investment securities from year end 1997 to year end 1998 reflects the effect of maturing investments. In December, 1998, the Company purchased 4.9%, or $469,000, of the initial stock offering of Red Oak Bank, which is in formation and is expected to open in Hanover Township, New Jersey, during early second quarter, 1999.

The following table sets forth the carrying value of the Company's security portfolio as of the dates indicated.

                                                                      At December 31,
                                       -------------------------------------------------------------------------------------
                                                                          (in thousands)
                                                  1998                         1997                          1996
                                       -------------------------      -----------------------      -------------------------

                                                         Fair                           Fair                         Fair
                                         Amortized      Market          Amortized      Market        Amortized      Market
                                           Cost          Value            Cost          Value           Cost         Value
                                         ---------      -------         ---------      -------       ---------     --------
Available for sale
U.S. Government and agency
   Obligations                            $ 6,006       $ 6,034          $12,507       $12,543        $ 8,647       $ 8,644
FHLBNY stock                                  476           476              476           476            476           476
Other equity securities                       469           469             -             -              -             -
                                          -------       -------          -------       -------        -------       -------
   Total available for sale               $ 6,951        $6,979          $12,983       $13,019         $9,123        $9,120

Held to Maturity
U.S. Government and agency
   obligations                            $16,278       $16,402          $19,442       $19,470        $21,183       $21,194
Municipal obligations                      12,196        12,212            5,339         5,364          6,334         6,352
                                          -------       -------          -------       -------        -------       -------
   Total held to maturity                  28,474        28,614           24,781        24,834         27,517        27,546
        Total Investment Securities       $35,425       $35,593          $37,764       $37,853        $36,640       $36,666
                                          =======       =======          =======       =======        =======       =======

The following table sets forth as of December 31, 1998 and December 31, 1997, the maturity distribution of the Company's debt investment portfolio :

                                      Maturity of Investment Securities
                                             December 31, 1998
                                              (in thousands)
                                                Securities                                         Securities
                                             Held to Maturity                                  Available for Sale
                                 ---------------------------------------------    --------------------------------------------
                                                                    Weighted                                       Weighted
                                 Amortized         Market           Average         Amortized        Market         Average
                                   Cost            Value             Yield             Cost           Value          Yield
                                 -----------     -----------       -----------    ------------     -----------    ------------
Within 1 year                     $21,089          $21,142            5.92%          $6,006          $6,034           6.07%

1 to 5 years                        7,385            7,472            5.63%               0               0           0.00%
                                  -------          -------                           ------          ------

                                  $28,474          $28,614                           $6,006          $6,034
                                  =======          =======                           ======         =======

                                             December 31, 1998
                                              (in thousands)
                                                Securities                                         Securities
                                             Held to Maturity                                  Available for Sale
                                 ---------------------------------------------    --------------------------------------------
                                                                    Weighted                                       Weighted
                                  Amortized         Market           Average        Amortized         Market        Average
                                    Cost            Value             Yield            Cost           Value          Yield
                                  ---------       ---------       -----------       ---------       ---------      ---------
Within 1 year                      $14,946         $14,955            5.89%          $ 6,488         $ 6,493          5.89%

1 to 5 years                         9,835           9,879            5.89%            6,019           6,050          6.07%
                                   -------         -------                           -------         -------

                                   $24,781         $24,834                           $12,507         $12,543
                                   =======         =======                           =======         =======

The Company sold no securities from its portfolio during 1998 or during 1997.

DEPOSITS
Deposits are the Company's primary source of funds. The Company experienced a growth in average deposit balances of $12,253,000 or 9.7% to $138,004,000 at December 31, 1998 as compared to $125,751,000 at December 31, 1997. This growth was accomplished as a result of continued market penetration as well as customer referrals during 1998. Among the increase in deposits, average non-interest bearing deposits grew $6,197,000 or 19.4% from 1997 to 1998 while average interest bearing demand deposits grew $6,428,000 or 19.9% during 1998 as compared to 1997. The aggregate amount of average non-interest bearing deposits totaled 27.6% of the Company's total deposits at December 31, 1998 as compared to 25.4% at December 31, 1997. The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the average amount of various types of deposits for each of the periods indicated:

                                                                        December 31,
                                                                   (Dollars in Thousands)

                                             1998                            1997                            1996
                                   ---------------------------    ---------------------------    ----------------------------
                                                     Average                         Average                        Average
                                     Amount         Yield/Rate       Amount        Yield/Rate       Amount        Yield/Rate
                                   ----------       ----------    ------------     ----------    -----------      -----------
Non-interest Bearing Demand          $38,151            -           $31,954             -           $23,218            -
Interest Bearing Demand               38,695          3.05%          32,267           3.18%          27,013          3.28%
Savings                               17,216          1.97%          15,395           2.14%          13,212          2.15%
Time Deposits                         43,942          4.91%          46,135           5.02%          33,159          4.83%
                                 -----------                    -----------                      ----------

                                    $138,004                       $125,751                         $96,602
                                    ========                       ========                         =======

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of December 31, 1998 (in thousands).

         Three months or less                                   $    14,348
         Over three months through twelve months                      5,251
         Over one year through three years                              233
         Over three years                                               166
                                                                -----------

         Total                                                  $    19,998
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

The Company's total deposits equaled $152,700,000 at December 31, 1998 as compared to $128,745,000 at December 31, 1997. The increase in funds provided by deposit inflows during this period has been more than sufficient to provide the Company's loan demand and excess funds have been invested in investment securities and federal funds sold.

Through the Company's investment portfolio, the Bank has generally sought to obtain a safe, yet slightly higher yield than would have been available to the Company as a net seller of overnight federal funds while still maintaining liquidity. Through its investments portfolio, the Company also attempts to manage its maturity gap by seeking maturities of investments which coincide as closely as possible with maturities of deposits. The Bank's investment portfolio also includes securities held for sale to provide liquidity for anticipated loan demand and liquidity needs.

Although the Bank has been traditionally been a net "seller" of federal funds, the Bank does have lines of credit with the Federal Home Loan Bank of New York, Summit Bank, and Bank of New York for "purchase" of federal funds in the event that temporary liquidity needs arise. The Bank also has the ability to borrow from the Federal Home Loan Bank of New York should that need arise.

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


                                                        Cumulative Rate Sensitive Balance Sheet
                                                                  December 31, 1998
                                                                    (in thousands)

                                  0 - 3       0 - 6         0 - 1        0 - 5        5 +          All
                                  Months      Months         Year        Years       Years        Others              TOTAL
                                  ------      ------        -----        -----       -----        ------              -----
Investment Securities           $ 12,447     $ 19,626      $ 23,557    $ 35,453        $   0        $   0           $ 35,453

Loans:
     Commercial                    7,276       11,941        18,541      52,618        6,176            0             58,794
     Participations                    0            0             0       6,719          178            0              6,897
     Mortgages                       411          904           904      11,690        3,502            0             15,192
     Consumer                     15,061       15,090        15,873      17,090          260            0             17,350

Federal Funds Sold                22,600       22,600        22,600      22,600            0            0             22,600
Other Assets                           0            0             0           0            0       14,482             14,482
                              ----------- ------------ ------------- ----------- ------------ ------------    ---------------

TOTAL ASSETS                     $57,795     $ 70,161      $ 81,475    $146,170     $156,286     $170,768           $170,768
                                 =======     ========      ========    ========     ========     ========           ========

Transaction /
NOW Accounts                     $30,745     $ 30,745      $ 30,745    $ 30,745        $   0        $   0            $30,745
Money Market                      16,815       16,815        16,815      16,815            0            0             16,815
Savings                           18,760       18,760        18,760      18,760            0            0             18,760
CD's < $100,000                    8,500       16,658        21,645      23,130            0            0             23,130
CD's > $100,000                   14,247       17,499        19,304      19,998            0            0             19,998
Other Liabilities                      0            0             0           0            0       44,083             44,083
Equity                                 0            0             0           0            0       17,237             17,237
                              ----------- ------------ ------------- ----------- ------------ ------------     --------------

TOTAL LIABILITIES
AND EQUITY                       $89,067     $100,477      $107,269    $109,448     $109,448     $170,768           $170,768
                                 =======     ========      ========    ========     ========     ========           ========


Dollar Gap                      (31,272)     (30,316)      (25,794)      36,722       46,838
Gap / Total Assets               -18.31%      -17.75%       -15.11%      21.50%       27.43%
Target Gap Range                +/-35.0%    +/- 30.0%     +/- 25.0%    +/-25.0%       -
RSA / RSL                         64.89%       69.83%        75.95%     133.55%      142.79%
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

The following table discloses the Company's financial instruments that are sensitive to change in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 1998 and 1997. Market risk sensitive instruments are generally defined as on- and off- balance sheet financial instruments.


                                       Expected Maturity/Principal Repayment
                                                December 31, 1998
                                              (Dollars in thousands)
                        Avg. Int.                                                    There-                Fair
                          Rate       1999      2000      2001       2002     2003    After       Total     Value
                        ---------    ----      ----      ----       ----     -----   -----       -----     -----
Interest Rate
Sensitive
Assets:
Loans...............       9.01%    35,318     8,215     15,066     9,078    20,440   10,116     98,233    99,829
Tax Exempt
Securities..........       5.91%    11,806     --        --         --        --       --        11,806    11,806
Investment
Securities..........       5.84%    16,262     6,994     --           391     --       --        23,647    23,787
Fed Funds
Sold................       5.29%    22,600     --        --         --        --       --        22,600    22,600

Interest Rate
Sensitive
Liabilities:
NOW Deposits........       0.95%    30,745     --        --         --        --       --        30,745    30,745
Savings
Deposits............       1.97%    18,760     --        --         --        --       --        18,760    18,760
Money Market
Deposits............       2.10%    16,815     --        --         --        --       --        16,815    16,815
Time Deposits.......       4.91%    40,949       957        561       281       339       40     43,127    43,284



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

The following table summarizes the risk-based and leverage capital ratios for the Bank at December 31, 1998, as well as the required minimum regulatory capital ratios :

                                Capital Adequacy

                                                               Minimum
                                    December 31,               Regulatory
                                    1998                       Requirements
                                    ----------------           -----------------
Risk-Based Capital:
         Tier I Capital Ratio           15.68%                     4.0%
         Total Capital Ratio            16.71%                     8.0%
Leverage Ratio                          11.11%                     3.0%


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


RECENTLY ISSUED ACCOUNTING STANDARDS AND OTHER OPERATIONAL ISSUES

SFAS No. 133 In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 supersedes the disclosure requirements in SFAS No. 80, 105, and 119. This statement is effective for periods after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Company.

YEAR 2000
Due to the technological issues surrounding the Year 2000, the Company formally initiated an ongoing project during 1997 to ensure that its financial condition, results of operations or liquidity will not be adversely affected by the Year 2000 computer software failures. The Company adopted a Year 2000 Compliance Plan and established a Year 2000 Compliance Committee, which includes members of senior management from all areas of company and from the Company's Board of Directors. The objectives of the plan and the committee are to ensure that the Bank will be prepared for the new millenium. As recommended by the Federal Financial Institutions Examination Council, the Year 2000 Plan includes the following phases: Awareness, Assessment, Renovation, Validation, and Implementation.

The Company is currently completing the Renovation stage, having identified any Year 2000 critical systems during the Assessment stage, and has upgraded or replaced the majority of non-compliant systems and equipment. Additionally, the Company has begun the Validation stage and has initiated testing of certain functions which have been upgraded. While the Company believes it is taking all appropriate steps to assure Year 2000 compliance, it is dependent on vendor compliance to some extent. The Company is requiring its systems and software vendors to represent that the services and products provided are, or will be, Year 2000 compliant and that the vendors have planned, or have begun to perform, a program of testing compliance. The Company's plan also addresses compliance of its non-EDP systems as well as evaluation of its major loan customers for Year 2000 state of readiness. Management believes that it is currently on target to be appropriately prepared for the Year 2000. To date, the Company has not incurred any material costs related to the Y2K conversion and no material expenses have been identified or are expected. Management continues to believe that the costs to bring the Company's systems into Year 2000 compliance will not have a materially adverse effect upon the Company's financial condition, results of operations, or liquidity.

The primary risks affecting the Company's Year 2000 conversion relate to the proper functioning of its on-line banking system after December 31, 1999. This risk is mitigated by the use of a major on-line banking system provider which is currently performing its own "testing and implementation phases" to ensure proper operation. The Bank is performing validation testing of the on-line system to ensure reliance. Additionally, the Company has developed a contingency plan for all "mission critical" applications which are not compliant by the "trigger date". If any application is not Y2K compliant or is incapable of providing banking support in the Year 2000, the Bank will convert to an alternative software. The Bank continues to evaluate its software options.


ITEM 8. FINANCIAL STATEMENTS

The Consolidated Statements of Financial Condition of the Company as of December 31, 1998 and 1997, and the related Consolidated Statements of Income, Stockholders' Equity, and Cash Flows for each of the years in the three year period ended December 31, 1998 are included herein as indicated on the "Index to Consolidated Financial Statements" on page 34.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information concerning the directors and executive officers is included in the definitive Proxy Statement for the Company's 1998 Annual Meeting under the caption "Proposal 1. Election of Directors" and information concerning compliance with Section 16(a) of the Exchange Act is included under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934", each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1999.

Set forth below is the name of and certain biographical information regarding the additional principal officer of the Company who does not also serve as a director. The term of office for such officer is one year.

Thomas W. Thomasma, 45, has been Senior Vice President and Senior Lending Officer of the Bank since 1994. He previously served in Senior Lending capacities at Independence Bank and at First Fidelity Bank for more than five years.


ITEM 11.     EXECUTIVE COMPENSATION

Information concerning executive compensation is included in the definitive Proxy Statement for the Company's 1999 Annual Meeting under the caption "Executive Compensation" and is hereby incorporated by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1999.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Company's 1999 Annual Meeting under the caption "Security Ownership of Certain Beneficial Owners and Management" which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1999.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 1999 Annual Meeting under the caption "Certain Transactions with Management" which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1999.

ITEM 14. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) Exhibits.
================================================================================
Exhibit
Number   Description of Exhibits
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
3(i)     Certificates of Incorporation of the Company (1)
--------------------------------------------------------------------------------
3(ii)    Bylaws of the Company (1)
--------------------------------------------------------------------------------
4(i)     Form of Non-Transferable Warrant Certificate (1)
--------------------------------------------------------------------------------
4(ii)    Form of Stock Certificate (2)
--------------------------------------------------------------------------------
10(i)    Bridge View Bank 1994 Stock Option Plan (1)
--------------------------------------------------------------------------------
10(ii)   Bridge View Bank 1994 Stock Option Plan for Non-Employee Directors (1)
--------------------------------------------------------------------------------
21       Subsidiaries of the Registrant
--------------------------------------------------------------------------------
23       Consent of Independent Auditors'
--------------------------------------------------------------------------------
27       Financial Data Schedule
================================================================================
(1) Incorporated by reference from Exhibits 2(a) to 6(b) from the Company's Registration Statement on Form 10-SB, Registration No. 1-12165.
(2) Incorporated by reference from Exhibit 4(ii) from the Company's Registration Statement on Form SB-2, Registration No. 333-20697.

       (b) Reports on Form 8-K

            None

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
                                                                         -------

Independent Auditors' Report................................................35

Consolidated Statements of Financial Condition
         as of December 31, 1998 and 1997...................................36

Consolidated Statements of Income for the years
         ended December 31, 1998, 1997, and 1996............................37

Consolidated Statements of Stockholders' Equity
         for the years ended December 31, 1998,
         1997, and 1996.....................................................38

Consolidated Statements of Cash Flows for the years
         ended December 31, 1998, 1997, and 1996............................39

Notes to Consolidated Financial Statements..................................40

                          Independent Auditors' Report


The Board of Directors and Stockholders
Bridge View Bancorp:


We have audited the accompanying consolidated statements of financial condition of Bridge View Bancorp and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridge View Bancorp and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                       /s/ KPMG LLP


Short Hills, New Jersey
February 5, 1999

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                           December 31, 1998 and 1997
                             (Dollars in Thousands)

                    Assets                                                    1998                    1997
                                                                              ----                    ----
Cash and cash equivalents:
   Cash and due from banks (note 3)                                         $ 11,534                $  9,629
   Federal funds sold                                                         22,600                  12,000
                                                                            --------                --------
               Total cash and cash equivalents                                34,134                  21,629
                                                                            --------                --------

Securities available for sale (note 4)                                         6,979                  13,019
Investment securities, estimated market value of
   $28,614 in 1998 and $24,834 in 1997 (note 4)                               28,474                  24,781
Loans (note 5):
   Commercial                                                                 65,691                  50,389
   Mortgage                                                                   15,192                  17,679
   Consumer and other                                                         17,350                  15,256
                                                                            --------                --------
               Total loans                                                    98,233                  83,324
   Deferred loan fees                                                           (151)                   (129)
   Allowance for loan losses                                                  (1,127)                 (1,009)
                                                                            --------                --------
               Net loans                                                      96,955                  82,186
                                                                            --------                --------
Premises and equipment, net (note 6)                                           2,243                   1,652
Accrued interest receivable                                                    1,152                   1,069
Other assets (note 8)                                                            831                     284
                                                                            --------                --------
               Total assets                                                 $170,768                $144,620
                                                                            ========                ========
          Liabilities and Stockholders' Equity
Deposits (note 7):
   Noninterest-bearing demand deposits                                        43,253                  38,790
   Interest bearing deposits:
        Savings and time deposits                                             89,449                  71,260
        Certificates of deposit of $100,000 or more                           19,998                  18,695
                                                                            --------                --------
               Total deposits                                                152,700                 128,745
Accounts payable and accrued liabilities                                         831                     718
                                                                            --------                --------
               Total liabilities                                             153,531                 129,463
                                                                            --------                --------

Commitments and contingencies (notes 9 and 15)

Stockholders' equity (notes 12 and 14):
   Capital stock , no par value.  Authorized
      10,000,000 shares; issued and outstanding
      2,647,900 shares in 1998 and 2,647,060 shares
      in 1997                                                                 16,379                  13,347
   Retained earnings                                                             841                   1,788
   Other comprehensive income, net of taxes                                       17                      22
                                                                            --------                --------

               Total stockholders' equity                                     17,237                  15,157
                                                                            --------                --------

               Total liabilities and stockholders' equity                   $170,768                $144,620
                                                                            ========                ========

          See accompanying notes to consolidated financial statements.

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                  Years ended December 31, 1998, 1997 and 1996
                    (Dollars in Thousands, Except Share Data)

                                                                         1998           1997           1996
                                                                         ----           ----           ----
Interest income:
   Loans                                                               $ 7,856         $7,241         $5,961
   Municipals - nontaxable                                                 368            241            262
   U.S. Government securities                                            1,726          2,066          1,290
   Federal funds sold and FHLBNY income                                    933            394            357
                                                                       -------         ------         ------
               Total interest income                                    10,883          9,942          7,870
                                                                       -------         ------         ------
Interest expense:
   Savings and time deposits                                             1,920          2,092          1,545
   Certificates of deposit of $100,000 or more                           1,086          1,024            765
   Federal funds purchased                                                   0              7             14
                                                                       -------         ------         ------
               Total interest expense                                    3,006          3,123          2,324
                                                                       -------         ------         ------

               Net interest income                                       7,877          6,819          5,546

Provision for loan losses (note 5)                                         140            160            193
                                                                       -------         ------         ------

               Net interest income after provision for loan
               Losses                                                    7,737          6,659          5,353

Other income - principally fees and service charges                      1,301          1,102            793
                                                                       -------         ------         ------

Other expenses:
   Salaries and employee benefits (note 13)                              2,196          2,093          1,674
   Occupancy and equipment expense (note 9)                              1,143          1,008            826
   Professional fees                                                       197            193            153
   Director and stockholder expense (note 13)                              196            130             91
   Advertising and business promotion                                       68             94            108
   Stationary and supplies                                                 168            156            204
   Data processing                                                         324            309            229
   FDIC expense                                                             16             15              2
   Other operating expenses                                                540            363            328
                                                                       -------         ------         ------
               Total other expenses                                      4,848          4,361          3,615
                                                                       -------         ------         ------
               Income before income taxes                                4,190          3,400          2,531

Income tax expense (note 8)                                              1,587          1,337            987
                                                                       -------         ------         ------

               Net Income                                               $2,603         $2,063         $1,544
                                                                       =======         ======         ======
Earnings per share: (note 11)
   Basic                                                                 $0.98         $ 0.84         $ 0.67
                                                                       =======         ======         ======
   Diluted                                                               $0.95          $0.79          $0.66
                                                                       =======         ======         ==/====

All share data has been restated to reflect all stock dividends and stock splits through the 1998 stock dividend.

          See accompanying notes to consolidated financial statements.

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1998, 1997 and 1996
                             (Dollars in Thousands)

                                                                                       Accumulated
                                                                                          Other
                                                                                      Comprehensive
                                                          Capital        Retained      Income(Loss),
                                                           Stock         Earnings       net of tax       Total
                                                          -------        --------     --------------     -----
Balance at December 31, 1995                              $10,047           977               11         11,035

Net income                                                     --         1,544               --          1,544
Other Comprehensive income: Unrealized
   holding losses on securities available for
   sale (net of tax $(8))                                      --            --              (13)           (13)
                                                                                                         ------
Total Comprehensive Income                                  1,531
5% stock dividend                                             576          (576)              --             --

Common stock issued upon exercise of stock warrants            23            --               --             23
Common stock issued upon exercise of stock options              1            --               --              1
Cash Dividend Paid                                             --          (372)              --           (372)
                                                          -------        ------              ---         ------

Balance at December 31, 1996                               10,647         1,573               (2)        12,218

Net income                                                     --         2,063               --          2,063
Other Comprehensive income: Unrealized
   holding losses on securities available for
   sale (net of tax $11)                                       --            --               24             24
                                                                                                         ------
Total Comprehensive Income                                                                                2,087
5% stock dividend                                           1,380        (1,380)              --             --
Common stock issued upon exercise of stock warrants         1,281            --               --          1,281
Common stock issued upon exercise of stock options             39            --               --             39
Cash dividends paid                                            --          (468)              --           (468)
                                                          -------        ------              ---         ------

Balance at December 31, 1997                              $13,347         1,788               22         15,157

Net income                                                     --         2,603               --          2,603
Other comprehensive income: Unrealized
   holding losses on securities available for
   sale (net of taxes $(1))                                    --            --               (5)            (5)
                                                                                                         ------
      Total comprehensive income                               --            --               --          2,598
5% stock dividend                                           3,026        (3,026)              --             --
Common stock issued upon exercise of stock options              6            --               --              6
Cash dividends paid                                            --          (524)              --           (524)
                                                           ------         -----              ---         ------

Balance at December 31, 1998                              $16,379           841               17         17,237
                                                          =======        ======              ===         ======

          See accompanying notes to consolidated financial statements.

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1998, 1997 and 1996
                             (Dollars in Thousands)

                                                                               1998        1997        1996
                                                                               ----        ----        ----
Cash flows from operating activities:
   Net income                                                                $ 2,603     $ 2,063     $ 1,544
   Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                              140         160         193
          Depreciation and amortization                                          208         190         152
          Deferred taxes                                                         (84)       (126)        (47)
          Net amortization and accretion of premiums and discounts on
             investment securities                                               (10)         25          (2)
          Loans originated for sale                                               -            -        (175)
          Proceeds from sales of loans held for sale                              -           50         125
          Gains from sale of loans held for sale                                 (49)        (17)         (7)
          Changes in operation assets and liabilities:
             Increase in accrued interest receivable                             (83)        (38)       (294)
             (Increase)decrease in other assets                                 (544)        171          17
              Increase(decrease) in accounts payable and accrued
               liabilities                                                       113         209         (26)
                                                                             -------     -------     -------


                    Net cash provided by operating activities                  2,294       2,687       1,480
                                                                             -------     -------     -------

Cash flows from investing activities:
   Purchases of investment securities                                        (19,466)    (16,634)    (22,538)
   Maturities of investment securities                                        15,784      19,373      12,649
   Proceeds from repayments of securities available for sale                     373         559         107
   Maturities of securities available for sale                                 6,120       5,000       4,000
   Purchases of securities available for sale                                   (469)     (9,447)     (5,992)
   Net increase in loans                                                     (14,769)     (6,644)    (20,612)
   Purchase of FHLBNY stock                                                        -           -        (476)
   Purchases of premises and equipment                                          (799)        (87)       (352)
                                                                             -------     -------     -------
                    Net cash used in investing activities                    (13,226)     (7,880)    (33,214)
                                                                             -------     -------     -------

Cash flows from financing activities:
   Net increase in deposits                                                   23,955       2,412      41,109
   Issuance of common stock and options and warrants exercised                     6       1,320          24
   Dividends paid                                                              (524)       (468)        (372)
                                                                             -------     -------     -------
                    Net cash provided by financing activities                 23,437       3,264      40,761
                                                                             -------     -------     -------
                    Increase(decrease) in cash and cash equivalents           12,505      (1,929)      9,027

Cash and cash equivalents at beginning of year                                21,629      23,558      14,531
                                                                             -------     -------     -------

Cash and cash equivalents at end of year                                     $34,134     $21,629     $23,558
                                                                             =======     =======     =======

Supplemental information:
   Cash paid during the year for:
      Interest                                                               $ 3,011     $ 3,189     $ 2,105
                                                                             =======     =======     =======
      Income taxes                                                           $ 1,516     $ 1,319     $ 1,221
                                                                             =======     =======     =======

          See accompanying notes to consolidated financial statements.

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


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

      Basis of Financial Statement Presentation
      The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the year. Actual results could differ significantly from those estimates. Certain prior period amounts have been reclassified to conform to the financial statement presentation of 1998. The reclassifications have no effect on stockholders' equity or net income as previously reported.

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

      Other Real Estate Owned (OREO)
      OREO is carried at the lower of cost or fair value, less estimated cost to sell. When a property is acquired, the excess of the carrying amount over fair value, if any, is charged to the allowance for loan losses. An allowance for OREO has been established, through charges to OREO expense, to maintain properties at the lower of cost or fair value less estimated cost to sell.

      Stock-Based Compensation
      Stock based compensation is accounted for under the intrinsic value based method as prescribed by the Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Included in the Notes to Consolidated Financial Statements are the pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which assumes the fair value based method of accounting had been adopted.

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

      Earnings Per Share
      Earnings per share is based upon the computational standards established by the FASB Statement of Financial Accounting Standards No. 128. This statement provided for the replacement of Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS. Basic EPS excludes dilution and represents the effect of earnings upon the weighted average number of shares outstanding for the period. Diluted EPS reflects the effect of earnings upon weighted average shares including the potential dilution that could occur if securities or contracts to issue common stock were converted or exercised, utilizing the treasury stock method. All per share data has been restated to reflect changes through the 1998 stock dividend.

      Comprehensive Income
      In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS 130) which is effective for years beginning after December 15, 1997. SFAS 130 requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, or gains and losses that bypass the income statement and are reported directly as a separate component of equity. The Company adopted SFAS 130 in 1998 and included the required disclosures in the consolidated statements of stockholders' equity.

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


(3)  Cash on Hand and Due from Banks

     Included in cash on hand and due from banks at December 31, 1998 and 1997 was $3.7 million and $3.2 million, respectively, representing reserves required to be maintained by the Federal Reserve Bank.


(4)  Securities Available for Sale and Investment Securities

     A comparative summary of investment securities available for sale at December 31, 1998 and 1997 is as follows (in thousands):

                                                 Gross        Gross
                                 Amortized     Unrealized   Unrealized   Market
   1998                             Cost          Gains       Losses      Value
   ----                           ---------    ----------   ----------   ------
   U.S. Government and
   agency obligations            $ 6,006          28           0      $ 6,034
   FHLBNY stock                      476           0           0          476
   Other equity securities           469           0           0          469
                                  -------     -------     -------      -------
     Total available for sale     $ 6,951          28           0      $ 6,979
                                  =======     =======     =======      =======
  1997
  ----
  U.S. Government and
    agency obligations            $12,507          46         (10)     $12,543
  FHLBNY stock                        476           0           0          476
                                  -------     -------     -------      -------
     Total available for sale     $12,983          46         (10)     $13,019
                                  =======     =======     =======      =======

      A comparative summary of held to maturity investment securities at December 31, 1998 and 1997 is as follows (in thousands):

                                                    Gross        Gross
                                     Amortized    Unrealized   Unrealized   Market
      1998                             Cost        Gains         Losses      Value
      ----                           ---------    ----------   ----------   ------
      U.S. Government and
          agency obligations          $16,278         124           0      $16,402
      Municipal obligations            12,196          16           0       12,212
                                      -------     -------     -------      -------
           Total held to maturity     $28,474         140           0      $28,614
                                      =======     =======     =======      =======
      1997
      ----
      U.S. Government and
          agency obligations          $19,442          37          (9)     $19,470
       Municipal obligations            5,339          25           0        5,364
                                      -------     -------     -------      -------
           Total held to maturity     $24,781          62          (9)     $24,834
                                      =======     =======     =======      =======


      Debt investment securities held at December 31, 1998 mature as follows (in thousands):

                                     Securities                Securities
                                  Held to Maturity         Available for Sale
                              ---------------------     ------------------------
                               Amor-                       Amor-
                               tized         Market        tized         Market
                               cost          Value         cost          Value
                               -----         ------        -----         ------
      Within one year         $21,089       $21,142       $ 6,006       $ 6,034
      One to five years         7,385         7,472             0             0
                              -------       -------       -------       -------

                              $28,474       $28,614       $ 6,006       $ 6,034
                              =======       =======       =======       =======

      For the years ended December 31, 1998, 1997, and 1996, respectively, there were no sales of securities.

      Securities with an amortized cost of $2.0 million were pledged to secure public funds on deposit at December 31, 1998 and 1997.

      During 1996, the Bank became a member of the Federal Home Loan Bank of New York (FHLBNY). As a result, the Bank is required to hold shares of capital stock of FHLBNY, which are carried at cost, based upon a specified formula. The Bank has a $15,000,000 line of credit with the FHLBNY which is renewable each year. The interest rate is variable and generally at 25 basis points above the federal funds rate. At December 31, 1998, no amount was outstanding under this line of credit.

(3)   Loans and Allowance for Loan Losses

      The activity in the allowance for loan losses is as follows (in thousands):

                                                1998          1997         1996
                                                ----          ----         ----
      Balance at beginning of year             $1,009        $  861        $692
      Provision charged to expense                140           160         193
      Loans charged off                           (22)          (30)        (36)
      Recoveries                                    0            18          12
                                               ------        ------        ----

      Balance at end of year                   $1,127        $1,009        $861
                                               ======        ======        ====

       There were no impaired loans at December 31, 1998 and 1997 and as such there were no commitments to fund additional amounts to these borrowers. As of December 31, 1998, the Company had no non-accrual loans compared to $439,000 at December 31, 1997.

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


(6)   Premises and Equipment, net

      At December 31, premises and equipment consists of the following (in thousands):

                                                            1998         1997
                                                            ----         ----
      Building                                             $1,677       $1,677
      Furniture and equipment                               1,211          891
      Leasehold improvements                                  521           42
                                                           ------       ------
                                                            3,409        2,610
      Less accumulated depreciation and amortization        1,166          958
                                                           ------       ------
          Total premises and equipment, net                $2,243       $1,652
                                                           ======       ======

(7)   Deposits

      At December 31, a summary of the maturity of certificates of deposit is as follows:

                                                          1998          1997
                                                          ----          ----
      Certificates of deposit maturing:
          One year or less                               $40,949       $38,357
          One to three years                               1,518         1,600
          Over three years                                   660           813
                                                         -------       -------

                  Total certificates of deposit          $43,127       $40,770
                                                         =======       =======



(8)   Income Taxes

      Income tax expense from operations for the years ended December 31 is as follows (in thousands):

                                            1998          1997         1996
                                            ----          ----         ----
      Federal:
           Current                         $1,367        $1,205        $855
           Deferred                           (72)         (111)        (38)
                                           ------        ------        ----

                                            1,295         1,094         817
                                           ------        ------        ----
      State:
           Current                            304           258         179
           Deferred                           (12)          (15)         (9)
                                           ------        ------        ----

                                              292           243         170
                                           ------        ------        ----

                                           $1,587        $1,337        $987
                                           ======        ======        ====

      Total income tax expense for the years ended December 31 is allocated as follows (in thousands):

                                            1998          1997         1996
                                            ----          ----         ----
      Income tax expense from
      operations                           $1,587        $1,337        $987
      Stockholders' equity  -
      unrealized loss(gain) on
      securities available for sale
      and stock options                       (23)          (33)          6
                                            ------       ------        ----

                                           $1,564        $1,304        $993
                                           ======        ======        ====

      Income tax expense from operations differed from the amounts computed by applying the U.S. federal income tax rate (34% in 1998, 1997 and 1996) to income taxes as a result of the following (in thousands):

                                                               1998          1997         1996
                                                               ----          ----         ----

      Computed "expected" tax expense                         $1,425        $1,156        $861
      Increase(decrease) in taxes resulting from:
         State taxes, net of federal income tax benefit          193           160         112
         Tax-exempt income                                      (114)          (61)        (67)
         Other                                                    83            82          81
                                                              ------        ------        ----
                                                              $1,587        $1,337        $987
                                                              ======        ======        ====


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1998 and 1997 are as follows (in thousands):

                                                                    1998     1997
                                                                    ----     ----
      Deferred tax assets:
          Interest income                                          $ 14       $ 14
          Start-up costs                                             12         11
          Bank premises, furniture and equipment,
             principally due to differences in depreciation          55         55
          Loans, principally due to allowance for loan
             losses and deferred fee income                         431        358
                                                                   ----       ----

                        Total gross deferred tax assets             512        438
                                                                   ----       ----

      Deferred tax liabilities:
          Accrued expenses                                            0         22
          Deferred fee income                                        81         29
          Unrealized gain on securities available for sale           13         10
          Investment securities, principally due to
             accretion of discounts                                   5         37
          Accrual to cash adjustment                                 75        106
          Other                                                      23          0
                                                                   ----       ----

                        Total gross deferred tax liabilities        197        204
                                                                   ----       ----

                        Net deferred tax asset                     $315       $234
                                                                   ====       ====

      At December 31, 1998, management believes that no valuation allowance for the deferred tax asset is necessary due to sufficient taxes paid in the statutory carryback period.

(9)   Leases

      The Company leases banking facilities under operating leases which expire at various dates through 2012, containing certain renewal options. Rental expense amounted to $672,000, $594,000 and $513,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Included in these amounts is $303,000 per year, which is paid for the main office's land in Englewood Cliffs, to a partnership that includes one of the directors of the Company. During 1998, the Bank exercised its option to purchase the land with a $250,000 deposit payment. The purchase price shall be the market value of the land only as determined by an appraisal. Sale of the land is expected during the first quarter of 1999.

      The following is a schedule of future minimum lease payments (exclusive of payments for maintenance, insurance, taxes and additional rental payments based on increases in certain indexes) for operating leases with initial or remaining terms in excess of one year from December 31, 1998 (in thousands):


      Year ending December 31:
              1999                                               $579
              2000                                                429
              2001                                                385
              2002                                                322
              2003                                                327
              Thereafter                                        1,183
                                                                =====

(10)  Related-party Transactions

      Certain directors of the Bank are associated with professional firms that rendered various professional services for the Bank. The Bank paid the firms, excluding rental payments, approximately $113,000, $93,000 and $115,790 during the years ended December 31, 1998, 1997 and 1996, respectively. It is the Bank's policy not to originate loans to directors, executive officers or their affiliates.

(11)  Earnings Per Share Reconciliation

      The Company's calculation of earnings per share is as follows:

                                                      Year Ended December 31,
                                                  1998         1997         1996
                                                  ----         ----         ----
                                              (in thousands, except per share data)
      Basic earnings per share:
      ------------------------
           Net Income                            $2,603       $2,063       $1,544
                                                 ======       ======       ======

      Average number of shares outstanding        2,648        2,468        2,308
                                                 ======       ======       ======

      Basic earnings per share                   $ 0.98       $ 0.84       $ 0.67
                                                 ======       ======       ======


      Diluted earnings per share :

           Net Income                            $2,603       $2,063       $1,544
                                                 ======       ======       ======

      Average number of shares of common
        stock and equivalents outstanding:
        Average common shares outstanding         2,648        2,468        2,308

        Additional shares considered in
        diluted computation assuming:
        Exercise of options and warrants             80          150           35
                                                 ------       ------      -------

       Average number of shares outstanding
       on a diluted basis                         2,728        2,618        2,343
                                                  =====        =====        =====

       Diluted earnings per share                $ 0.95       $ 0.79       $ 0.66
                                                 ======       ======       ======

(12)  Stockholders' Equity and Dividend Restrictions
      Warrants to purchase common stock were distributed to stockholders of record as of October 1, 1992. One warrant was issued for each five shares of common stock owned on that date. Each warrant entitles the holder to purchase one share of common stock. Any warrants not exercised by September 30, 1997 expired on that day. Therefore, during 1998 and 1997, 0 and 327,031 warrants, respectively, were exercised.

      During 1994, the Bank's stockholders approved the 1994 Stock Option Plan for Non Employee Directors (Directors' Plan) and the 1994 Employee Stock Option Plan (Employees' Plan). The Directors' Plan provided for options to purchase up to 115,056 shares of the Bank's common stock to be issued to directors who are not employees of the Bank. The Employees' Plan provided for options to purchase up to 115,056 shares of the Bank's common stock to be issued to employees of the Bank. Previously issued options to an employee of the Bank were terminated upon adoption of these plans. The option price per share approximates the market value of the Bank's stock on the date of grant. At December 31, 1998, 115,056 granted options to purchase shares remain outstanding under the Directors' Plan and 70,508 granted options are outstanding under the Employees' Plan.

      During 1998, the Bank's stockholders approved the adoption of an additional stock option plan for non-employee directors of the Company (the 1998 Stock Option Plan). The 1998 Stock Option Plan authorized the granting of 150,000 options to purchase shares of the Company's common stock to individuals who were then directors of Bridge View Bancorp. During 1998, 140,000 options were granted to non-employee directors and 10,000 of these options remain available for future distribution.

      A summary of the stock option plans for the years ended December 31, 1998, 1997, and 1996 is as follows:
                                             Number Of       Option Price
                                              Shares          Per Share
                                             ---------       ------------
      Outstanding at December 31, 1995        169,044        4.22 - 4.53

      Granted                                  16,097            5.22
      Exercised                                  (221)           5.22
      Forfeited                               (12,392)           4.22
                                               ------

      Outstanding at December 31, 1996        172,528        4.22 - 5.22

      Granted                                      --             --
      Exercised                                (8,520)       4.53 - 5.22
                                              -------

      Outstanding at December 31, 1997        164,008        4.22 - 5.22

      Granted                                 162,650           26.75
      Exercised                                (1,094)           5.22
                                             --------

      Outstanding at December 31, 1998        325,564        4.22 - 26.75

      At December 31, 1998, 1997, and 1996, the number of options exercisable was 325,564, 164,008, and 172,528, respectively, and the weighted-average price of those options was $15.56, $4.40, and $4.42, respectively.

      At December 31, 1998 and 1997, there were 22,438 and 45,088 additional shares available for grant under the Plans. A total of 162,650 options were granted in 1998 while no options were granted during 1997. The per share weighted-average fair values of stock options granted during 1998 and 1996 were $7.52 and $1.42, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 1998 and 1996, respectively: expected dividend yields of 5.80% and 3.06%, risk-free interest rates of 5.4% and 6.3%, and expected lives of five years.

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


                                            1998          1997          1996
                                            ----          ----          ----
      Net income:
        As reported                         2,603       $ 2,063        $1,544
        Pro forma                           1,871         2,063         1,506
                                           ======       =======        ======

      Basic earnings per share:
        As reported                        $ 0.98        $ 0.84        $ 0.67
        Pro forma                            0.71          0.84          0.65
                                           ======       =======         =====

      Diluted earnings per share:
        As reported                        $ 0.95        $ 0.79        $ 0.66
        Pro forma                            0.69          0.79          0.64
                                           ======       =======         =====


      The Bank declared a two for one stock split effective December 1, 1998 and 1997 as well as 5% stock dividends effective April 3, 1998, April 1, 1997, April 1, 1996, and April 1, 1995.

      The Company's ability to pay cash dividends is based on its ability to receive cash from its bank subsidiary. New Jersey law provides that no dividend may be paid unless, after the payment of such dividend, the capital of the Bank will not be impaired and either the Bank will have statutory surplus of not less than 50% of its capital stock or the payment of such dividend will not reduce the statutory surplus of the Bank. At December 31, 1998, this restriction did not result in any effective limitations on the manner in which the Bank is currently operating.

(13)  Benefit Plans

      The Company currently offers a 401(k) profit sharing plan (the Plan) covering all employees, wherein employees can invest up to 15% of their pretax earnings. The Company matches a percentage of employee contributions at the Board's discretion. The Company made matching contributions of $28,000, $22,000, and $19,000 in the years ended December 31, 1998, 1997, and 1996, respectively.

      During 1998, the Company provided its directors with a Director Retirement Plan. This Plan allows for immediate vesting of all directors in service during 1998 due to 8 years of completed service. The Plan provides for a retirement benefit payable over a 5 year period or a death benefit to be provided to the director's beneficiaries. During 1998, the amount charged to expense related to the Retirement Plan was $50,000.

(14)  Regulatory Capital Requirements

      Federal Deposit Insurance Corporation (FDIC) regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 1998, the Bank was required to maintain (i) a minimum leverage ratio of Tier I capital to total adjusted assets of 4.0%, and (ii) minimum ratios of Tier I and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

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

      Management believes that, as of December 31, 1998, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

      The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 1998 and 1997, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution:

                                                                                    FDIC requirements
                                                                      ----------------------------------------------
                                                                      Minimum capital            For classification
                                            Bank actual                  adequacy                as well capitalized
                                            -----------               ---------------            -------------------
                                            Amount  Ratio               Amount  Ratio              Amount   Ratio
                                            ------  -----               ------  -----              ------   -----
      December 31, 1998:
        Leverage (Tier I)
        Capital                              $17,220  11.11%              $6,198    4.00%             $7,748    5.00%
        Risk-based capital:
           Tier I                             17,220  15.68                4,393    4.00               6,590    6.00
           Total                              18,347  16.71                8,786    8.00              10,982   10.00

      December 31, 1997
        Leverage (Tier I)
        Capital                               15,157  10.82%              $5,601    4.00%             $7,001    5.00%
        Risk-based capital:
          Tier I                              15,157  16.18                3,747    4.00               5,620    6.00
          Total                               16,166  17.26                7,493    8.00               9,366   10.00

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

      The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet loans. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Outstanding available loan commitments, primarily variable rate home equity loans, at December 31, 1998 and 1997 totaled $29.8 million and $23.9 million, respectively. Additionally, unused credit card commitments totaled $708,000 at December 31, 1998.

      Most of the Company's lending activity is with customers located in Bergen County, New Jersey. At December 31, 1998 and 1997, respectively, the Company had outstanding letters of credit to customers totaling $672,000 and $511,000 whereby the Company guarantees performance to a third party. These letters of credit generally have fixed expiration dates of less than one year.


(16)  Financial Information of Parent Company

      Bridge View Bancorp (the parent company) was incorporated on December 6, 1996 for the purpose of acquiring the Bank. The following information on the parent only financial statements as of December 31, 1998 and 1997 and for the years then ended should be read in conjunction with the notes to the consolidated financial statements.

                        Statement of Financial Condition

                                                                    December 31,
                                                                 1998         1997
                                                                 ----         ----
                                                                   (in thousands)
      Assets:
           Cash and due from subsidiary                        $ 1,324       $ 1,320
           Investment in subsidiary                             15,927        13,844
           Deferred organization expense                             7            14
                                                               -------       -------
                     Total assets                              $17,258       $15,178
                                                               =======       =======

      Liabilities:
           Due to subsidiary                                   $    21       $    21
      Shareholders' equity:
           Common stock                                         16,379        13,347
           Other comprehensive income, net of taxes                 17            22
           Retained earnings                                       841         1,788
                                                               -------       -------
                     Total shareholders' equity                 17,237        15,157
                                                               -------       -------

                     Total liabilities and shareholders'
                        equity                                 $17,258       $15,178
                                                               =======       =======

                               Statement of Income

                                                                         For the years ended
                                                                              December 31,
                                                                  1998             1997              1996
                                                                  ----             ----              ----

      Dividend income from subsidiary                            $ 523            $ 468
                                                                                                     $  -
      Expenses                                                      (7)              (7)                -
                                                                ------           ------              ----

      Income before equity in undistributed
        earnings of subsidiary bank                                516              461
                                                                                         -
      Income after equity in undistributed
        earnings of subsidiary bank                              2,087            1,602               137
                                                                ------           ------              ----
                        Net income                              $2,603           $2,063              $137
                                                                ======           ======              ====

                             Statement of Cash Flow

                                                                         For the years ended
                                                                              December 31,
                                                                  1998             1997              1996
                                                                  ----             ----              ----
      Cash flows from operating activities:
        Net income                                              $2,603           $2,063             $ 137
        Adjustments to reconcile net income to net cash
        provided by operating activities:
           Equity in undistributed earning of the
              subsidiary bank                                   (2,087)          (1,602)             (137)
           Decrease(increase) in other assets, net                   6                7               (21)
           Increase in other liabilities                             -                -                21
                                                                ------           ------              ----

              Net cash provided by operating activities            522              468                 -

      Cash flows from financing activities:
          Dividends paid                                          (524)            (468)                -
          Proceeds from exercise of warrants and options             6            1,320                 -
                                                                ------           ------              ----

          Net cash provided by financing activities               (518)             852                 -

          Net change in cash for the period                          4            1,320                 -

          Net cash at beginning of year                          1,320                -                 -
                                                                ------           ------              ----

          Net cash at end of year                               $1,324           $1,320             $   -
                                                                ======           ======             =====

(17)  Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Bank disclose the estimated fair value of its financial instruments whether or not recognized in the consolidated balance sheet. Fair value estimates and assumptions are set forth below for the Bank's financial instruments at December 31, 1998 and 1997 (in thousands):

                                                       1998                          1997
                                              -------------------------    ---------------------------
                                               Carrying   Estimated fair    Carrying    Estimated fair
                                                amount         value         amount         value
                                              ----------  --------------    ---------   --------------
      Financial assets:
          Cash and cash equivalents           $ 34,134         34,134         21,629         21,629
          Securities available for sale          6,979          6,979         13,019         13,019
          Investment securities                 28,474         28,614         24,781         24,834
          Net loans                             96,955        101,107         82,186         83,874
      Financial liabilities - deposits         152,700        152,857        128,745        128,705
                                              ========        =======        =======        =======

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

           Commitments to Extend Credit

           The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements; at December 31, 1998 and 1997, such amounts were not material.

           Limitation

           The preceding fair value estimates were made at December 31, 1998 and 1997, based on pertinent market data and relevant information on the financial instrument. These estimates do not include any premium or discount that could result from an offer to sell at one time the Bank's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Bank's financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors. Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

           Since these fair value approximations were made solely for on- and off-balance-sheet financial instruments at December 31, 1998 and 1997, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

(18)  Quarterly Financial Data  (unaudited)

The following represents summarized unaudited quarterly financial data of the Company which, in the opinion of management, reflects adjustments (comprising only normal recurring accruals) necessary for fair presentation.

                                                       Three Months Ended
                                              (in thousands, except per share data)

                                         December 31  September 30   June 30      March 31
                                         -----------  ------------   -------      --------
      1998
      Interest income                       $2,776       $2,849       $2,708       $2,550
      Interest expense                         751          765          761          729
                                            ------       ------       ------       ------
      Net interest income                    2,025        2,084        1,947        1,821
      Provision for loan losses                  0           20           40           80
      Other expense, net                       838          897          890          922
      Provision for federal and state
           income taxes                        431          442          391          323
                                            ------       ------       ------       ------
      Net income                               756          725          626          496
                                            ======       ======       ======       ======

      Net earnings per share:
           Basic                            $ 0.29       $ 0.27       $ 0.24       $ 0.19
                                            ======       ======       ======       ======
           Diluted                          $ 0.28       $ 0.27       $ 0.23       $ 0.18
                                            ======       ======       ======       ======

      1997
      Interest income                       $2,541       $2,503       $2,496       $2,402
      Interest expense                         721          706          796          900
                                            ------       ------       ------       ------
      Net interest income                    1,820        1,797        1,700        1,502
      Provision for loan losses                  0           40           60           60
      Other expense, net                       812          808          794          845
      Provision for federal and state
           income taxes                        398          375          331          233
                                            ------       ------       ------       ------
      Net income                               610          574          515          364
                                            ======       ======       ======       ======

      Net earnings per share:
           Basic                            $ 0.23       $ 0.23       $ 0.20       $ 0.16
                                            ======       ======       ======       ------
           Diluted                          $ 0.22       $ 0.22       $ 0.19       $ 0.15
                                            ======       ======       ======       ======


(19)  Recent Accounting Pronouncements

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

                                         BRIDGE VIEW BANCORP
                                         By: /s/  Albert F. Buzzetti
                                             ------------------------
                                               Albert F. Buzzetti
                                               President and CEO
Dated : March 22, 1999

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

================================================================================
           Name                             Title                     Date
--------------------------------------------------------------------------------

/s/  Albert F. Buzzetti              President, Chief            March 22, 1999
--------------------------------     Executive Officer and
Albert F. Buzzetti                   Director

/s/  Gerald A. Calabrese             Director                    March 22, 1999
---------------------------------
Gerald A. Calabrese

/s/  Glenn L. Creamer                Director                    March 22, 1999
---------------------------------
Glenn L. Creamer

/s/  Bernard Mann                    Director                    March 22, 1999
---------------------------------
Bernard Mann

/s/  Mark Metzger                    Director                    March 22, 1999
---------------------------------
Mark Metzger

/s/  Jeremiah F. O'Connor            Director                    March 22, 1999
---------------------------------
Jeremiah F. O'Connor

/s/  Joseph C. Parisi                Director                    March 22, 1999
---------------------------------
Joseph C. Parisi

/s/  John A. Schepisi                Director                    March 22, 1999
---------------------------------
John A. Schepisi