Form 10-Q
period 1999-03-31
BRIDGE VIEW BANCORP
filed 1999-05-17
CIK 1022809

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended March 31, 1999

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
    Common Stock, No Par Value       American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act:    None

Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO
                                             ----   ----

                        APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the Registrant's classes of common stock, as of the last practicable date.

              2,781,452 shares of Common Stock as of April 30, 1999

                                      INDEX

                               BRIDGE VIEW BANCORP




Part I - Financial Information


Item 1.  Financial Statement

         Consolidated Statements of Financial Condition as of March 31, 1999 and December 31, 1998 (unaudited)

         Consolidated Statements of Income
         for the three months ended March 31, 1999 and 1998  (unaudited)

         Consolidated Statements of Cash Flows
         for the three months ended March 31, 1999 and 1998  (unaudited)

         Notes to Unaudited Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

                               BRIDGE VIEW BANCORP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 ( in thousands)


                                                                            March 31,             December 31,
                                                                              1999                    1998
                                                                         --------------           ------------
ASSETS                                                                     (unaudited)
Cash and cash equivalents :
     Cash and due from banks.....................................             $ 14,224              $ 11,534
     Federal funds sold..........................................               25,000                22,600
                                                                              --------              --------
TOTAL CASH AND CASH EQUIVALENTS                                                 39,224                34,134
                                                                              --------              --------
Securities:
     Available for sale..........................................                4,991                 6,979
     Held to maturity............................................               32,534                28,474
                                                                              --------              --------
TOTAL SECURITIES ................................................               37,525                35,453
                                                                              --------              --------
Loans, net of allowance for losses of $1,165 and $1,127,
and deferred loan fees of $173 and $151, respectively............               96,180                96,955
Premises and equipment, net......................................                3,614                 2,243
Accrued interest receivable and other
assets...........................................................                1,555                 1,983
                                                                              --------              --------
TOTAL ASSETS ....................................................             $178,098              $170,768
                                                                              ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing demand
     deposits....................................................             $ 45,255              $ 43,253
     Interest bearing deposits:
          Savings and time deposits..............................               94,404                89,449
          Certificates of deposit $100,000 +.....................               20,001                19,998
                                                                              --------              --------
TOTAL DEPOSITS                                                                 159,660               152,700
Accrued interest payable and other liabilities...................                  727                   831
                                                                              --------              --------
TOTAL LIABILITIES ...............................................              160,387               153,531
Commitments and Contingencies
Stockholders' equity:
     Common stock, no par value,
     authorized 10,000,000 shares issued
     and outstanding 2,781,452 in 1999
     and 2,780,295 in 1998.......................................               19,028                16,379
     (Accumulated deficit)retained earnings......................               (1,322)                  841
     Accumulated other comprehensive income......................                    5                    17
                                                                              --------              --------
TOTAL STOCKHOLDERS' EQUITY ......................................               17,711                17,237
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................             $178,098              $170,768
                                                                             =========              ========

            See notes to unaudited consolidated financial statements.

                               BRIDGE VIEW BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                            (unaudited, in thousands)

                                                                    Three months ended March 31,
                                                                     1999                   1998
                                                                     ----                   ----
Interest Income :
   Loans, including fees...................................        $ 2,049                $ 1,856
   Federal funds sold......................................            256                    184
   Investment Securities
      Taxable..............................................            365                    446
      Tax - exempt.........................................            100                     64
                                                                   -------                -------
TOTAL INTEREST INCOME                                                2,770                  2,550

Interest Expense :
   Savings deposits........................................            184                    213
   Other time deposits.....................................            274                    262
   Time deposits $100,000 +................................            247                    254
                                                                   -------                -------
TOTAL INTEREST EXPENSE ....................................            705                    729

               Net Interest Income ........................          2,065                  1,821

Provision for loan losses..................................             40                     80

Net interest income after provision for loan
losses ....................................................          2,025                  1,741

Non-interest income :
   Service charge income...................................            322                    300
                                                                   -------                -------
TOTAL NON-INTEREST INCOME .................................            322                    300

Non-interest expense :
   Salaries and employee benefits..........................            657                    553
   Occupancy and equipment expense.........................            341                    272
   Other...................................................            377                    397
                                                                   -------                -------
TOTAL NON-INTEREST EXPENSE ................................          1,375                  1,222

Income before income taxes ................................            972                    819

Income tax expense ........................................            355                    323
                                                                   -------                -------

NET INCOME ................................................          $ 617                  $ 496
                                                                   =======                =======

Earnings per share :
     Basic ................................................          $0.22                  $0.18
     Diluted ..............................................          $0.22                  $0.17


            See notes to unaudited consolidated financial statements.

                               BRIDGE VIEW BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)


                                                                           Three months ended March 31,
                                                                           1999                   1998
                                                                     ------------------     -----------------
Cash flows from operating activities :
     Net Income..................................................         $  617                $  496
     Adjustments to reconcile net income to net cash
     provided by operating activities :
        Depreciation and amortization............................             68                    45
        Provision for loan losses................................             40                    80
        Gains from sales of loans held for sale..................             17                     8
        Decrease(increase) in accrued interest receivable
        and other assets.........................................            428                   (63)
        (Decrease)increase in accrued interest payable and
         other Liabilities.......................................           (104)                  271
                                                                         -------               -------
Net cash provided by operating activities                                  1,066                   837

Cash flows from investing activities :
     Proceeds from maturities of investment securities...........         12,447                 5,107
     Purchases of investment securities..........................        (14,587)               (5,751)
     Net decrease in loans.......................................            775                   718
     Additions to premises and equipment.........................         (1,439)                  (27)
                                                                         -------               -------
Net cash (used in)provided by investing activities                        (2,804)                   47

Cash flows from financing activities :
     Net increase in deposits....................................          6,960                 5,952
     Proceeds from issuance of common stock......................              0                     6
     Cash paid for dividends.....................................           (132)                 (126)
                                                                         -------               -------
Net cash provided by financing activities                                  6,828                 5,832

Net change in cash and cash equivalents .........................          5,090                 6,716
Cash and cash equivalents at beginning of period ................         34,134                21,629
                                                                         -------               -------
Cash and cash equivalents at end of period ......................        $39,224               $28,345

Cash paid during the period for :
     Interest....................................................            701                   688
     Income taxes................................................            222                    -


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

       The consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 1998. The results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

       Organization

       The Bank is a commercial bank which provides a full range of banking services to individuals and corporate customers in New Jersey. The Bank is subject to competition from other financial institutions. The Bank is regulated by state and federal agencies and is subject to periodic examinations by those regulatory authorities.

       Basis of Financial Presentation

       The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the year. Actual results could differ significantly from those estimates. Certain prior period amounts have been reclassified to conform to the financial statements presentation of 1999. The reclassifications have no effect upon stockholders' equity or net income as previously reported.

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

       Securities Held to Maturity

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


(2)    Retained Earnings - Stock Dividend

       The Company declared a 5% Stock Dividend (the "1999 Stock Dividend) on March 1, 1999 and paid the dividend on April 1, 1999. Retained earnings decreased by the market value of shares issued in connection with the 1999 Stock Dividend. Earnings per share for 1998 has been restated to reflect the effect of the stock dividend.

 (3)   Earnings Per Share Reconciliation

       In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128). SFAS 128 establishes standards for the presentation and disclosure for earnings per share (EPS). AS required under SFAS 128, the reconciliation of the numerator and the denominator of basic EPS with that of diluted EPS is presented for the three month periods ended March 31, 1999, and 1998.

                                                                          Three Months Ended
                                                                               March 31,
                                                                        1999             1998
                                                                        ----             ----
                                                                            (in thousands,
                                                                        except per share data)
       Basic earnings per share:
       -------------------------

            Net Income                                                $  617              496
                                                                      ======           ======

       Average number of shares outstanding                            2,781            2,780
                                                                      ======           ======

       Basic earnings per share                                       $ 0.22             0.18
                                                                      ======           ======

       Diluted earnings per share :
       ----------------------------

            Net Income                                                $  617              496
                                                                      ======           ======

       Average number of shares of common
       stock and equivalents outstanding :
            Average common shares outstanding                          2,781            2,780

            Additional shares considered in
            diluted computation assuming :
               Exercise of options and warrants                           82               87
                                                                      ------           ------

       Average number of shares outstanding
       on a diluted basis                                              2,863            2,867
                                                                      ======           ======

       Diluted earnings per share                                     $ 0.22             0.17
                                                                      ======           ======

                                       8

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

       SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted Statement 130 on January 1, 1998. Total comprehensive income includes net income and other comprehensive income, which is comprised of unrealized holding gains and losses on securities available for sale, net of taxes. Total comprehensive income is as follows:


                                                               Three months ended March 31,
          (in thousands)                                      1999                      1998
                                                              ----                      ----
          Comprehensive Income
          --------------------
          Net income                                          $  617                    $  496
          Other comprehensive (loss)income,
            net of taxes                                         (12)                        1
                                                              ------                    ------
          Total comprehensive income                          $  605                    $  497

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

RESULTS OF OPERATIONS  -  Three Months Ended March 31, 1999 and 1998

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

NET INCOME
For the three months ended March 31, 1999, net income increased by $121,000 or 24.4% to $617,000 from $496,000 for the three months ended March 31, 1998. The increase in net income is the result of a 13.4%, increase in net interest income to $2,065,000 from $1,821,000 in the prior year combined with a 7.3% increase in fee income to $322,000 from $300,000 in 1998 producing an 18.7% increase in pre-tax income to $972,000 for first quarter, 1999 compared to $819,000 for first quarter, 1998.

Interest expense fell $24,000 or 3.3% for the three months ended March 31, 1999 to $705,000 as compared to $729,000 for the three months ended March 31, 1998. This decrease reflects the continued effect of a shift in the deposit mix to more cost efficient deposits.

Non-interest expense increased by $153,000 or 12.5% for the three month period ended March 31, 1999 compared to 1998. This increase reflects the Company's continued growth which also affected staff additions, occupancy expenses, salary and employee benefits, data processing, as well as other administrative expenses attributable to the Company's new branch office which opened in the fourth quarter of 1998.

On a per share basis, basic earnings per share were $0.22 for the quarter ended March 31, 1999 as compared to $0.18 for the quarter ended March 31, 1998 Diluted earnings per share were $0.22 for the first quarter of 1999 as compared to $0.17 for the first quarter of 1998. Per share data has been restated to reflect the 1999 5% stock dividend.

PROVISION FOR LOAN LOSSES
For the quarter ended March 31, 1999, the Company's provision for loan losses was $40,000, a decrease of $40,000 from the provision of $80,000 for the quarter ended March 31, 1998. The decreased provision reflects the continued overall stability of the loan portfolio.

NON-INTEREST INCOME
Non-interest income, which was primarily attributable to service fees received from deposit accounts, amounted, for the three months ended March 31,1999, to $322,000, an increase of $22,000 above the $300,000 from the three months ended March 31, 1998. The increase in service fees is attributable to the higher level of average deposits.

NON-INTEREST EXPENSE
Non-interest expenses for the quarter ended March 31,1999 amounted to $1,375,000, an increase of $153,000 over the $1,222,000 for the quarter ended March 31, 1998. These increases continue to be related primarily to staff additions, occupancy expense, data processing fees, customary increases for salary and employee benefits, as well as other administrative expenses resulting from the bank's growth and its newest branch which was opened during the fourth quarter of 1998.

INCOME TAX EXPENSE
The income tax provision, which includes both federal and state taxes, for the quarters ended March 31, 1999 and 1998 was $355,000 and $323,000, respectively. The increase in income taxes is a direct result of the increase in income before taxes in 1998.

           FINANCIAL CONDITION : March 31, 1999 and December 31, 1998

At March 31, 1999, the Company's total assets were $178,098,000 compared to $170,768,000 at December 31, 1998. Total loans decreased to $97,518,000 at March 31, 1999 from $98,233,000 at December 31, 1998. Total deposits at first quarter end 1999 were $159,660,000 compared to $152,700,000 at December 31, 1998.


LOAN PORTFOLIO
At March 31, 1999, the Company's total loans were $97,518,000, a decrease of $715,000 or 0.7% over total loans of $98,233,000 at December 31, 1998. The decrease in the loan portfolio is due to loan prepayments and sale of residential properties on which the Company had extended construction loans. Management maintains that the Company will remain successful in loan acquisition in this market due to the fact that, through mergers and acquisitions, the Company's trade area is now primarily served by large institutions, frequently headquartered out of state. Management believes that it is not cost-efficient for these larger institutions to provide the level of personal service to small business borrowers that the Company provides.

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


The following table sets forth the classification of the Company's loans by major category as of March 31, 1999 and December 31, 1998, respectively :

                                                 March 31, 1999                      December 31, 1998
                                                 --------------                     ------------------
                                                                  (Dollars in thousands)

                                                  Amount          Percent              Amount         Percent
                                                  ------          -------              ------         -------

Commercial and Industrial                        $16,892          17.3%                $18,906         19.3%
Real Estate :
        Non-residential properties                35,410          36.3%                 33,487         34.1%
        Residential properties                    37,804          38.8%                 37,703         38.4%
        Construction                               4,519           4.6%                  5,443          5.5%
Consumer                                           2,893           3.0%                  2,694          2.7%
                                                 -------          -----                -------         -----

Total Loans                                      $97,518           100%                $98,233          100%
                                                 =======          =====                =======         =====


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

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated :

                              Non-Performing Assets
                             (dollars in thousands)

                                                March 31,           December 31,
                                                  1999                 1998
                                                ---------           ------------

Non-performing loans                             $ 125                $   0
Other real estate                                  152                  163
                                                 -----                -----
     Total non-performing assets                 $ 277                $ 163

Non-performing loans to total gross loans         0.13%                0.00%
Non-performing assets to total assets             0.16%                0.10%


As of March 31, 1999, the Company had two non-accrual loans. Both loans were commercial lines of credit, which had matured, but were not repaid due to the customers financial condition. At December 31, 1998, the Company had no non-accrual loans.

Other than as disclosed above, there were no loans where information about possible credit problems of borrowers causes management to have serious doubts as to the ultimate collectibility of such loans.

As of March 31, 1999 and December 31, 1998, there were no concentrations of loans exceeding 10% of the Company's total loans and the Company had no foreign loans. The Company's loans are primarily to businesses and individuals located in eastern Bergen County, New Jersey.


OTHER REAL ESTATE
As of March 31, 1999, other real estate reflected one foreclosed property and totaled $152,000 compared to $163,000 at December 31, 1998. This decrease is due to a periodic valuation of the asset. The Company carries other real estate at the lower of the carrying value or fair market value less estimated cost to sell. Sale of this property to a third party is expected during the second quarter of 1999.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The Company maintains an allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the loan portfolio are analyzed on a continuous basis by the Company's officers, by external independent loan review auditors, and by the Company's audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to the expense and the allowance is reduced by net-chargeoffs (i.e. loans judged to be uncollectible are charged against the reserve, less any recoveries on the loans.) Although management attempts to maintain the allowance at an adequate level, future addition to the allowance may be required based upon changes in market conditions. Additionally, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additional provisions based upon their judgment about information available to them at the time of their examination.

The Company's allowance for loan losses totaled $1,165,000 and $1,086,000 at March 31, 1999 and 1998, respectively. This increase in the allowance is due to the continued growth of the loan portfolio. The following is a summary of the reconciliation of the allowance for loan losses for the three month periods ended March 31, 1999 and 1998, respectively :

                                                    Three months ended
                                                         March 31,
                                                  1999             1998
                                                  ----             ----
                                                  (dollars in thousands)

Balance, beginning of period                      $1,127          $1,009
Charge-offs                                           (2)             (3)
Recoveries                                             0               0
Provision charged to expense                          40              80
                                                  ------          ------
Balance, end of period                            $1,165          $1,086
                                                  ======          ======

Ratio of net charge-offs to
average loans outstanding                           0.00%           0.00%

Balance of allowance at end of period as
a percentage of loans at end of period              1.20%           1.31%


INVESTMENT SECURITIES

The Company maintains an investment portfolio to fund increased loan demand or deposit withdrawals and other liquidity needs and to provide an additional source of interest income. The portfolio is composed of U.S. Treasury Securities, obligation of U.S. Government Agencies, selected municipal and state obligations, stock in the Federal Home Loan Bank ("FHLB"), and equity securities of another financial institution.

Management determines the appropriate classification of securities at the time of purchase. At March 31, 1999, $32,534,000 of the Company's investment securities were classified as held to maturity and $4,991,000 were classified as available for sale. At March 31, 1999, the Company held no securities which it classified as trading securities.

At March 31, 1999, total investment securities were $37,525,000, an increase of $2,072,000, from total investment securities of $35,453,000 at December 31, 1998. This increase in investment securities from year end 1998 to quarter end 1999 reflects increases in total deposits in excess of funds needed for new loan originations. At March 31, 1999 and December 31, 1998, respectively, the Company held 4.9%, or $469,000, of the initial stock offering of Red Oak Bank, which is in formation and is expected to open in Hanover Township, New Jersey, during early second quarter, 1999.

The following table sets forth the carrying value of the Company's security portfolio as of the dates indicated.

A comparative summary of securities available for sale at March 31, 1999 and December 31, 1998 is as follows (in thousands) :


                                                                         Gross           Gross          Fair
                                                        Amortized     Unrealized      Unrealized       Market
                                                           Cost          Gains          Losses          Value
                                                       -----------    ------------    ------------    ----------
March 31, 1999
--------------
U.S. Government and agency
   Obligations                                             $4,002               8               -        $4,010
FHLBNY stock                                                  512               -               -           512
Other equity securities                                       469               -               -           469
                                                          -------         -------         -------       -------
   Total available for sale                                $4,983               8               -        $4,991

December 31, 1998
-----------------
U.S. Government and agency
   Obligations                                             $6,006              28               -        $6,034
FHLBNY stock                                                  476               -               -           476
Other equity securities                                       469               -               -           469
                                                          -------         -------         -------       -------
   Total available for sale                                $6,951              28               -        $6,979


A comparative summary of securities held to maturity at March 31, 1999 and December 31, 1998 is as follows (in thousands) :


                                                                         Gross           Gross          Fair
                                                        Amortized     Unrealized      Unrealized       Market
                                                           Cost          Gains          Losses          Value
                                                       -----------    ------------    ------------    ----------
March 31, 1999
--------------
U.S. Government and agency
   Obligations                                            $23,039              83            (26)       $23,096
Municipal and state obligations                             9,495              16               -
                                                                                                          9,511
                                                          -------         -------         -------       -------
   Total held to maturity                                 $32,534              99            (26)       $32,607

December 31, 1998
-----------------
U.S. Government and agency
   Obligations                                            $16,278             124               -       $16,402
Municipal and state obligations                            12,196              16               -        12,212
                                                          -------         -------         -------       -------
   Total held to maturity                                 $28,474             140               -       $28,614


The following table sets forth as of March 31, 1999, the maturity distribution of the Company's debt investment portfolio :


                     Maturity of Debt Investment Securities
                                 March 31, 1999
                                 (in thousands)


                                             Securities                                    Securities
                                             Held to Maturity                            Available for Sale
                                 --------------------------------------------      --------------------------------------------
                                                                     Weighted                                         Weighted
                                   Amortized          Market          Average         Amortized        Market          Average
                                     Cost             Value            Yield            Cost           Value           Yield
                                 ------------     -------------    ------------    ------------    ------------    ------------
Within 1 Year                        $21,636        $21,693           5.67%             $4,002       $ 4,010          6.07%

1 to 5 Years                          10,898         10,914           5.36%                  -          -               -


                                     -------        -------                             ------       -------

                                     $32,534        $32,607                             $4,002       $ 4,010
                                     =======        =======                             ======       =======

The Company sold no securities from its portfolio during the first quarter of 1999 or 1998.

DEPOSITS
Deposits are the Company's primary source of funds. The Company experienced a growth in deposit balances of $6,960,000 or 4.6% to $159,660,000 at March 31, 1999 as compared to $152,700,000 at December 31, 1998. This growth was accomplished as a result of continued market penetration as well as continued customer referrals. Within the increase in total deposits, savings deposits grew $2,185,000 or 11.7% from December 31, 1998 to March 31, 1999, while non-interest bearing deposits grew $2,002,000 or 4.6% during the same period. The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the amount of various types of deposits for each of the periods indicated (in thousands):

                                                                March 31,                  December 31,
                                                                  1999                         1998
                                                                  ----                         ----
                                                         Amount          %            Amount          %
                                                         ------          -            ------          -
      Non-interest Bearing Demand                       $45,255         28.4%        $43,253        28.3%
      Interest Bearing Demand                            49,324         30.9%         47,560        31.2%
      Savings                                            20,945         13.1%         18,760        12.3%
      Time Deposits                                      44,136         27.6%         43,127        28.2%
                                                       --------         -----       --------        -----

                                                       $159,660          100%       $152,700         100%
                                                       ========         =====       ========        =====

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of March 31, 1999 (in thousands).

         Three months or less                                      $ 12,134
         Over three months through twelve months                      7,291
         Over one year through three years                              410
         Over three years                                               166
                                                                   --------
         TOTAL                                                     $ 20,001
                                                                   ========

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

The Company's total deposits equaled $159,660,000 at March 31, 1999 as compared to $152,700,000 at December 31, 1998. The increase in funds provided by deposit inflows during this period has been more than sufficient to provide the Company's loan demand and excess funds have been invested in investment securities and federal funds sold.

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

Although the Bank has been traditionally a net "seller" of federal funds, the Bank does maintain lines of credit with the Federal Home Loan Bank of New York, Summit Bank, and Bank of New York for "purchase" of federal funds in the event that temporary liquidity needs arise.

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

The following table summarizes the risk-based and leverage capital ratios for the Bank at March 31, 1999, as well as the required minimum regulatory capital ratios :

                                Capital Adequacy

                                                                      Minimum
                                              March 31,             Regulatory
                                                1999               Requirements
                                             ----------            ------------
Risk-Based Capital :
         Tier I Capital Ratio                 16.20%                   4.0%
         Total Capital Ratio                  17.27%                   8.0%
Leverage Ratio                                10.65%                   3.0%


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

YEAR 2000
Due to the technological issues surrounding the Year 2000, the Company formally initiated an ongoing project during 1997 to ensure that its financial condition, results of operations or liquidity will not be adversely affected by any Year 2000 computer software failures. The Company adopted a Year 2000 Compliance Plan and established a Year 2000 Compliance Committee, which includes members of senior management from all areas of company and from the Company's Board of Directors. The objectives of the plan and the committee are to ensure that the Bank will be prepared for the new millennium. As recommended by the Federal Financial Institutions Examination Council, the Year 2000 Plan includes the following phases: Awareness, Assessment, Renovation, Validation, and Implementation.

The Company is currently completing the Validation stage and has initiated testing of certain functions which have been upgraded. While the Company believes it is taking all appropriate steps to assure Year 2000 compliance, it is dependent on vendor compliance to some extent. The Company is requiring its systems and software vendors to represent that the services and products provided are, or will be, Year 2000 compliant and that the vendors have planned, or have begun to perform, a program of testing compliance. The Company's plan also addresses compliance of its non-EDP systems as well as evaluation of its major loan customers for Year 2000 state of readiness. Management believes that it is currently on target to be appropriately prepared for the Year 2000. To date, the Company has not incurred any material costs related to the Y2K conversion and no material expenses have been identified or are expected. Management continues to believe that the costs to bring the Company's systems into Year 2000 compliance will not have a materially adverse effect upon the Company's financial condition, results of operations, or liquidity.

The primary risks affecting the Company's Year 2000 conversion relate to the proper functioning of its on-line banking system after December 31, 1999. This risk is mitigated by the use of a major on-line banking system provider which has performed and verified Y2K readiness with its own "testing and implementation phases" to ensure proper operation. The Bank will continue to perform its own independent validation testing of the on-line system to ensure reliance. Additionally, the Company has developed a contingency plan for all "mission critical" applications which are not compliant by the "trigger date". If any application is not Y2K compliant or is incapable of providing banking support in the Year 2000, the Bank will convert to an alternative software. The Bank continues to evaluate its software options.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

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

                     Cumulative Rate Sensitive Balance Sheet
                                 March 31, 1999
                                 (in thousands)

                                   0 - 3        0 - 6         0 - 1       0 - 5                      All
                                  Months       Months         Year        Year       5 + Years      Others           TOTAL
                                  ------       ------         ----        ----       ---------      ------           -----

Investment Securities            $10,510      $14,928       $31,085     $ 37,525        $   0        $   0          $ 37,525

Loans :
     Commercial                   21,555       23,063        24,843       53,995        3,513            0            57,508
     Participations                    0            0           175        6,699          176            0             6,875
     Mortgages                       762          762           843       12,483        4,205            0            16,688
     Consumer                     14,247       14,286        14,324       16,209          238            0            16,447

Federal Funds Sold                25,000       25,000        25,000       25,000            0            0            25,000
Other Assets                           0            0             0            0            0       18,055            18,055
                                 -------      -------       -------     --------     --------     --------          --------

TOTAL ASSETS                     $72,074      $78,039       $96,270     $151,911     $160,043     $178,098          $178,098
                                 =======      =======       =======     ========     ========     ========          ========

Transaction /
NOW Accounts                     $34,204      $34,204       $34,204      $34,204        $   0        $   0           $34,204
Money Market                      15,120       15,120        15,120       15,120            0            0            15,120
Savings                           20,945       20,945        20,945       20,945            0            0            20,945
CD's < $100,000                   11,653       17,315        21,412       24,135            0            0            24,135
CD's > $100,000                   12,134       15,474        19,425       20,001            0            0            20,001
Other Liabilities                      0            0             0            0            0       45,982            45,982
Equity                                 0            0             0            0            0       17,711            17,711
                                 -------      -------       -------     --------     --------     --------          --------

TOTAL LIABILITIES AND EQUITY     $94,056     $103,058      $111,106     $114,405     $114,405     $178,098          $178,098
                                 =======     ========      ========     ========     ========     ========          ========


Dollar Gap                      (21,982)     (25,019)      (14,837)       37,506       45,638
Gap / Total Assets               -12.34%      -14.05%        -8.33%       21.06%       25.07%
Target Gap Range                +/-35.0%    +/- 30.0%     +/- 25.0%     +/-25.0%
RSA / RSL                         76.62%       75.72%        86.65%      132.78%      139.89%
(Rate Sensitive Assets to
 Rate Sensitive Liabilities)

PART II      OTHER INFORMATION
-------      -----------------

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



                                 By:        /s/  Albert F. Buzzetti
                                     --------------------------------------
                                     (Registrant - Bridge View Bancorp)
                                       Albert F. Buzzetti
                                       President and Chief Executive Officer

Date:  May 13, 1999

                                INDEX TO EXHIBITS


Exhibit
Number                     Description of Exhibits
------                     -----------------------

   27                      Financial Data Schedule