Form 10-Q
period 1999-06-30
BRIDGE VIEW BANCORP
filed 1999-08-12
CIK 1022809

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

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

Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.    YES _X_    NO___

                        APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the Registrant's classes of common stock, as of the last practicable date.

              2,781,683 shares of Common Stock as of July 31, 1999

                                      INDEX

                               BRIDGE VIEW BANCORP


Part I  -  Financial Information
--------------------------------

Item 1.  Financial Statement

         Consolidated Statements of Financial Condition as of June 30, 1999(unaudited) and December 31, 1998

         Consolidated Statements of Income
         for the three months ended June 30, 1999 and 1998 (unaudited) and the six months ended June 30, 1999 and 1998 (unaudited)

         Consolidated Statements of Cash Flows
         for the six months ended June 30, 1999 and 1998 (unaudited)

         Notes to Unaudited Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               BRIDGE VIEW BANCORP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

                                                                                     June 30,         December 31,
                                                                                       1999               1998
                                                                                     ---------          ---------
ASSETS                                                                              (unaudited)
Cash and cash equivalents:
     Cash and due from banks ...............................................         $  12,853          $  11,534
     Federal funds sold ....................................................             8,800             22,600
                                                                                     ---------          ---------
TOTAL CASH AND CASH EQUIVALENTS ............................................            21,653             34,134
                                                                                     ---------          ---------
Securities:
     Available for sale ....................................................            17,808              6,979
     Held to maturity ......................................................            38,845             28,474
                                                                                     ---------          ---------
TOTAL SECURITIES ...........................................................            56,653             35,453
                                                                                     ---------          ---------
Loans, net of allowance for losses of $1,210 and $1,127,
and deferred loan fees of $202 and $151, respectively ......................           105,864             96,955
Premises and equipment, net ................................................             3,755              2,243
Accrued interest receivable and other assets ...............................             1,749              1,983
                                                                                     ---------          ---------
TOTAL ASSETS ...............................................................         $ 189,674          $ 170,768
                                                                                     =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing demand deposits ..................................         $  52,578          $  43,253
     Interest bearing deposits:
          Savings and time deposits ........................................            95,694             89,449
          Certificates of deposit $100,000 + ...............................            22,891             19,998
                                                                                     ---------          ---------
TOTAL DEPOSITS .............................................................           171,163            152,700
Accrued interest payable and other liabilities .............................               330                831
                                                                                     ---------          ---------
TOTAL LIABILITIES ..........................................................           171,493            153,531
Commitments and Contingencies
Stockholders' equity:
     Common stock, no par value,
     authorized 10,000,000 shares issued
     and outstanding 2,781,683 in 1999
     and 2,780,295 in 1998 .................................................            19,035             16,379
     (Accumulated deficit) retained earnings ...............................              (732)               841
     Accumulated other comprehensive (loss) income .........................              (122)                17
                                                                                     ---------          ---------
TOTAL STOCKHOLDERS' EQUITY .................................................            18,181             17,237
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................         $ 189,674           $170,768
                                                                                     =========           ========

            See notes to unaudited consolidated financial statements.

                               BRIDGE VIEW BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                            (unaudited, in thousands)

                                                           Three months ended          Six months ended
                                                                June 30,                    June 30,
                                                           1999          1998          1999          1998
                                                           ----          ----          ----          ----
Interest Income:
   Loans, including fees ..............................    $2,152        $1,923        $4,201        $3,779
   Federal funds sold .................................       176           250           432           434
   Investment Securities
      Taxable .........................................       521           462           886           908
      Tax - exempt ....................................        90            74           190           138
                                                           ------        ------        ------        ------
TOTAL INTEREST INCOME .................................     2,939         2,709         5,709         5,259

Interest Expense:
   Savings deposits ...................................       189           231           373           443
   Other time deposits ................................       264           260           538           523
   Time deposits $100,000 + ...........................       228           271           475           525
                                                           ------        ------        ------        ------
TOTAL INTEREST EXPENSE ................................       681           762         1,386         1,491

               Net Interest Income ....................     2,258         1,947         4,323         3,768

Provision for loan losses .............................        50            40            90           120

Net interest income after provision for loan losses ...     2,208         1,907         4,233         3,648

Non-interest income:
   Service charge income ..............................       364           288           686           588
                                                           ------        ------        ------        ------
TOTAL NON-INTEREST INCOME .............................       364           288           686           588

Non-interest expense:
   Salaries and related expenses ......................       682           535         1,339         1,088
   Premises and fixed assets ..........................       276           279           617           551
   Other ..............................................       470           364           847           761
                                                           ------        ------        ------        ------
TOTAL NON-INTEREST EXPENSE ............................     1,428         1,178         2,803         2,400

Income before income taxes ............................     1,144         1,017         2,116         1,836

Income tax expense ....................................       414           391           769           714
                                                           ------        ------        ------        ------
NET INCOME ............................................    $  730        $  626        $1,347        $1,122
                                                           ======        ======        ======        ======
Earnings per share:
     Basic ............................................    $ 0.26        $ 0.23        $ 0.48        $ 0.40
     Diluted ..........................................    $ 0.25        $ 0.22        $ 0.47        $ 0.39

            See notes to unaudited consolidated financial statements.

                               BRIDGE VIEW BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                               Six months ended June 30,
                                                                                 1999            1998
                                                                                --------       ---------
Cash flows from operating activities:
     Net Income .........................................................       $  1,347        $  1,122
     Adjustments to reconcile net income to net cash
     Provided by operating activities:
        Depreciation and amortization ...................................            144              92
        Provision for loan losses .......................................             90             120
        Gains from sales of loans held for sale .........................             33              16
        Decrease in accrued interest receivable and other assets ........            234             180
        Increase (decrease) in accrued interest payable and
            other Liabilities ...........................................            501             (68)
                                                                                --------        --------
Net Cash Provided by Operating Activities ...............................          2,349           1,462

Cash flows from investing activities:
     Proceeds from maturities of investment securities ..................          7,029           9,107
     Purchases of investment securities .................................        (32,661)        (13,386)
     Net increase in loans ..............................................         (8,909)         (3,645)
     Increase to premises and equipment .................................          1,512              59
                                                                                --------        --------
Net Used in Investing Activities ........................................        (33,029)         (7,865)

Cash flows from financing activities:
     Net increase in deposits ...........................................         18,463          13,963
     Proceeds from issuance of common stock .............................              8               6
     Cash paid for dividends ............................................           (272)           (258)
                                                                                --------        --------
Net Cash Provided by Financing Activities ...............................         18,199          13,711

Net change in cash and cash equivalents .................................        (12,481)          7,308
Cash and cash equivalents at beginning of period ........................         34,134          21,629
                                                                                --------        --------
Cash and cash equivalents at end of period ..............................       $ 21,653        $ 28,937

Cash paid during the period for:
     Interest ...........................................................          1,887           1,449
     Income taxes .......................................................            869             753

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

       The consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 1998. The results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

       Investment Securities Held to Maturity

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


(2)    Retained Earnings  -  Stock Dividend

       The Company declared a 5% Stock Dividend (the "1999 Stock Dividend") in February, 1999 and paid the dividend in April, 1999. Retained earnings decreased by the market value of shares issued in connection with the 1999 Stock Dividend. Earnings per share for 1998 has been restated to reflect the effect of the stock dividend.

(3)    Earnings Per Share Reconciliation

       As required under SFAS 128, the reconciliation of the numerator and the denominator of basic EPS with that of diluted EPS is presented for the three month periods and the six month periods ended June 30, 1999 and 1998, respectively.

                                                       Three months ended              Six months ended
                                                             June 30,                      June 30,
                                                        1999         1998             1999          1998
                                                        ----         ----             ----          ----
Basic earnings per share

     Net Income .....................................  $  730        $  626           $1,347        $1,122
                                                       ======        ======           ======        ======

Average number of shares outstanding ................   2,782         2,780            2,781         2,780
                                                       ======        ======           ======        ======

Basic earnings per share ............................  $ 0.26        $ 0.23           $ 0.48        $ 0.40
                                                       ======        ======           ======        ======


Diluted earnings per share

     Net Income .....................................  $  730        $  626           $1,347        $1,122
                                                       ======        ======           ======        ======

Average number of shares of common
  stock and equivalents outstanding:
     Average common shares outstanding ..............   2,782         2,780            2,781         2,780

     Additional shares considered in
      Diluted computation assuming:
        Exercise of options and warrants ............      80            88               82            90
                                                       ------        ------           ------        ------

Average number of shares outstanding
  on a diluted basis ................................   2,862         2,868            2,863         2,870
                                                       ======        ======           ======        ======

Diluted earnings per share ..........................  $ 0.25        $ 0.22           $ 0.47        $ 0.39
                                                       ======        ======           ======        ======


(4)    Comprehensive Income

       As required under SFAS 130, total comprehensive income is presented for the three month periods and the six months periods ended June 30, 1999 and 1998, respectively.



                                                   Three months ended June 30,
       (in thousands)                               1999                 1998
                                                    ----                 ----
       Comprehensive Income

       Net income                                  $  730               $  626
       Other comprehensive loss, net of taxes        (127)                  (3)
                                                   ------               ------
       Total comprehensive income                  $  603               $  623


                                                    Six months ended June 30,
       (in thousands)                               1999                 1998
                                                    ----                 ----
       Comprehensive Income

       Net income                                  $ 1,347              $1,122
       Other comprehensive loss, net of taxes         (139)                 (1)
                                                   -------              ------
       Total comprehensive income                  $ 1,208              $1,121

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


RESULTS OF OPERATIONS  -  Three Months Ended June 30, 1999 and 1998 and
                          Six Months Ended June 30, 1999 and 1998

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

NET INCOME
For the three months ended June 30, 1999, net income increased by $104,000 or 16.6% to $730,000 from $626,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999, net income reached $1,347,000, an increase of $225,000 or 20.1%, when compared to net income of $1,122,000 for the six months ended June 30, 1998. The increase in net income for the first half of 1999 compared to 1998 is a result of a 14.7% increase in net interest income to $4,323,000 from $3,768,000 in the prior year which was driven by a $105,000 or 7.0% decrease in interest expense from $1,491,000 in 1998 to $1,386,000 for the same time period in 1999. The Company also experienced a 16.7% increase in fee income, reaching $686,000 for the six months ended June 30, 1999 from $588,000 for the same period in 1998.

Interest expense fell $81,000 or 10.6% for the three month period ended June 30, 1999 compared to the three month period ended June 30, 1998. As previously mentioned, interest expense also decreased $105,000 or 7.0% to $1,386,000 for the six month period ended June 30, 1999 compared to $1,491,000 for the six month period ended June 30, 1998. This decrease reflects the continued effect of a shift in the deposit portfolio to more cost efficient deposits.

Non-interest expense increased by $250,000 or 21.2% and $403,000 or 16.8% for the three month periods and the six month periods ended June 30, 1999 compared to 1998, respectively. These increases reflect the Company's continued growth which also affected staff additions, occupancy expenses, salary and employee benefits, data processing, as well as other administrative expenses attributable to the Company's new branch office which opened in the fourth quarter of 1998.

On a per share basis, basic and diluted earnings per share were $0.26 and $0.25 for the quarter ended June 30, 1999 as compared to $0.23 and $0.22 for the quarter ended June 30, 1998. For the first half of 1999, basic and diluted earnings per share were $0.48 and $0.47 as compared to $0.40 and $0.39 for the first half of 1998. Per share data has been restated to reflect the 1999 5% stock dividend.

PROVISION FOR LOAN LOSSES
For the quarter ended June 30, 1999, the Company's provision for loan losses was $50,000, an increase of $10,000 from the provision of $40,000 for the quarter ended June 30, 1998. The provision for the six months ended June 30, 1999 decreased $30,000 to $90,000 from $120,000 for the six months ended June 30, 1998. The strength of the provision reflects management's view of the economy of its service area and its effect upon the Company's loan portfolio.

NON-INTEREST INCOME
Non-interest income, which was primarily attributable to service fees received from deposit accounts, amounted, for the three months ended June 30, 1999, to $364,000, an increase of $76,000, or 26.4%, from $288,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999, non-interest income reflected $686,000, an increase of $98,000 or 16.7% above the non-interest income level of $588,000 for the six months ended June 30, 1998. The increase in service fees is attributable to the higher level of average deposits.

NON-INTEREST EXPENSE
Non-interest expense for the quarter ended June 30, 1999 amounted to $1,428,000, an increase of $250,000 or 21.2% from $1,178,000 for the quarter ended June 30, 1998. For the six months ended June 30, 1999, non-interest expense aggregated $2,803,000, an increase of $403,000 or 16.8%, from $2,400,000 for the six months ended June 30, 1998. As mentioned, these increases are related primarily to the Company's growth and that effect upon administrative expenses.

INCOME TAX EXPENSE
The income tax provision, which includes both federal and state taxes, for the quarters ended June 30, 1999 and 1998 was $414,000 and $391,000, respectively. For the first half of 1999 and 1998, the income tax provision totaled $769,000 and $714,000, respectively. The increase in income taxes is a direct result of the increase in income before taxes for both periods.

            FINANCIAL CONDITION: June 30, 1999 and December 31, 1998

At June 30, 1999, the Company's total assets were $189,674,000 compared to $170,768,000 at December 31, 1998, an increase of 11.1%. Total loans experienced a 9.2% increase to $107,276,000 at June 30, 1999 from $98,233,000 at December
31, 1998. Total deposits at June 30, 1999 were $171,163,000, 12.1% higher than the $152,700,000 at December 31, 1998.

LOAN PORTFOLIO
At June 30, 1999, the Company's total loans were $107,276,000, an increase of $9,043,000 or 9.2% over total loans of $98,233,000 at December 31, 1998. The increase in the loan portfolio represents increased penetration of the Company's local small business market. Management believes that the Company will remain successful in penetrating this market due to the fact that, through mergers and acquisitions, the Company's trade area is now primarily served by large institutions, frequently headquartered out of state. Management maintains that it is not cost-efficient for these larger institutions to provide the level of personal service to small business borrowers that the Company provides.

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

The following table sets forth the classification of the Company's loans by major category as of June 30, 1999 and December 31, 1998, respectively:

                                                     June 30, 1999                       December 31, 1998
                                                     -------------                      ------------------
                                                                   (Dollars in thousands)

                                                  Amount         Percent               Amount          Percent
                                                  ------         -------               ------          -------
Commercial and Industrial                         $17,667         16.5%                $18,906          19.3%
Real Estate:
        Non-residential properties                 43,185         40.3%                 33,487          34.1%
        Residential properties                     38,827         36.2%                 37,703          38.4%
        Construction                                4,663          4.3%                  5,443           5.5%
Consumer                                            2,934          2.7%                  2,694           2.7%
                                                 --------         ----                 -------          ----
Total Loans                                      $107,276          100%                $98,233           100%
                                                 ========         ====                 =======          ====

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

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:

                              Non-Performing Assets
                             (dollars in thousands)

                                                   June 30,        December 31,
                                                     1999              1998
                                                   --------        ------------
Non-performing loans                                $    25          $      0
Other real estate                                         0               163
                                                    -------          --------
     Total non-performing assets                    $    25          $    163

Non-performing loans to total gross loans              0.02%             0.00%
Non-performing assets to total assets                  0.01%             0.10%

As of June 30, 1999, the Company has one non-accrual loan which represents a commercial line of credit, totaling $24,763, which had matured, but was not repaid due to the customer's financial condition. The Company has no other non-performing loans and has no real estate owned (OREO) as a result of a foreclosure at June 30, 1999. At December 31, 1998, the Company had no non-accrual loans.

Other than as disclosed above, there were no loans where information about possible credit problems of borrowers causes management to have serious doubts as to the ultimate collectibility of such loans.

As of June 30, 1999 and December 31, 1998, there were no concentrations of loans exceeding 10% of the Company's total loans and the Company had no foreign loans. The Company's loans are primarily to businesses and individuals located in eastern Bergen County, New Jersey.

OTHER REAL ESTATE OWNED
As of June 30, 1999, the Company has no other real estate compared to one foreclosed property aggregating $163,000 at December 31, 1998. This decrease is due to sale of this property to a third party. The Company carries other real estate at the lower of the carrying value or fair market value less estimated cost to sell.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The Company attempts to maintain an allowance for loan losses at a sufficient level to provide for losses inherent in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the loan portfolio are analyzed on a continuous basis by the Company's officers, by external independent loan review auditors, and by the Company's audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to the expense and the allowance is reduced by net-chargeoffs (i.e. loans judged to be uncollectible are charged against the reserve, less any recoveries on the loans.) Although management attempts to maintain the allowance at an adequate level, future addition to the allowance may be required based upon changes in market conditions. Additionally, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additional provisions based upon their judgment about information available to them at the time of their examination.

The Company's allowance for loan losses totaled $1,210,000 and $1,126,000 at June 30, 1999 and 1998, respectively. This increase in the allowance is due to the continued growth of the loan portfolio. The following is a summary of the reconciliation of the allowance for loan losses for the six month periods ended June 30, 1999 and 1998, respectively:

                                                        Six months ended
                                                             June 30,
                                                    1999                1998
                                                    ----                ----
                                                     (dollars in thousands)

Balance, beginning of period                       $1,127              $1,009
Charge-offs                                            (7)                 (3)
Recoveries                                              0                   0
Provision charged to expense                           90                 120
                                                   ------              ------
Balance, end of period                             $1,210              $1,126
                                                   ======              ======


Balance of allowance at end of period as
a percentage of loans at end of period               1.13%               1.29%

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

Management determines the appropriate classification of securities at the time of purchase. At June 30, 1999, $38,845,000 of the Company's investment securities were classified as held to maturity and $17,808,000 were classified as available for sale. At June 30, 1999, the Company held no securities which it classified as trading securities.

At June 30, 1999, total investment securities were $56,653,000, an increase of $21,200,000 or 59.8%, from total investment securities of $35,453,000 at December 31, 1998. This increase in investment securities from year end 1998 to June 30, 1999 reflects increases in total deposits in excess of funds needed for new loan originations.

The following table sets forth the carrying value of the Company's security portfolio as of the dates indicated.

A comparative summary of securities available for sale at June 30, 1999 and December 31, 1998 is as follows (in thousands):

                                                          Gross              Gross               Fair
                                      Amortized         Unrealized         Unrealized           Market
                                        Cost              Gains             Losses              Value
                                     -----------       ------------       ------------        ----------
June 30, 1999
U.S. Government and agency
   Obligations                         $17,031                  8               (270)            $16,769
FHLBNY stock                               512                 --                 --                 512
Other equity securities                    469                 58                 --                 527
                                       -------            -------            -------             -------
   Total available for sale            $18,012                 66               (270)            $17,808

December 31, 1998
U.S. Government and agency
   Obligations                         $ 6,006                 28                 --             $ 6,034
FHLBNY stock                               476                 --                 --                 476
Other equity securities                    469                 --                 --                 469
                                       -------            -------            -------             -------
   Total available for sale            $ 6,951                 28                 --             $ 6,979

A comparative summary of securities held to maturity at June 30, 1999 and December 31, 1998 is as follows (in thousands):

                                                          Gross              Gross               Fair
                                      Amortized         Unrealized         Unrealized           Market
                                         Cost             Gains             Losses              Value
                                     -----------       ------------       ------------         ----------
June 30, 1999
U.S. Government and agency
   Obligations                        $ 27,021                 28               (161)           $ 26,888
Municipal and state obligations         11,824                 15                 (8)             11,831
                                      --------           --------           --------            --------
   Total held to maturity             $ 38,845                 43               (169)           $ 38,719

December 31, 1998
U.S. Government and agency
   Obligations                        $ 16,278                124                 --            $ 16,402
Municipal and state obligations         12,196                 16                 --              12,212
                                      --------           --------           --------            --------
   Total held to maturity             $ 28,474                140                 --            $ 28,614

The following table sets forth as of June 30, 1999, the maturity distribution of the Company's debt investment portfolio:

                     Maturity of Debt Investment Securities
                                  June 30, 1999
                                 (in thousands)

                                                 Securities                                      Securities
                                              Held to Maturity                               Available for Sale
                                 ----------------------------------------------    --------------------------------------------
                                                                    Weighted                                        Weighted
                                    Amortized       Market          Average         Amortized        Market          Average
                                       Cost          Value           Yield             Cost           Value           Yield
                                   ------------  -------------    ------------    ------------    ------------    ------------
Within 1 Year                        $28,351        $28,374           5.57%             $5,962       $ 5,801          5.87%
1 to 5 Years                          10,494         10,345           5.46%             12,050        12,007          6.19%
                                     -------        -------                          ---------      --------
                                     $38,845        $38,719                          $  18,012      $ 17,808
                                     =======        =======                          =========      ========

The Company sold no securities from its portfolio during the first six months of 1999 or 1998.

DEPOSITS
Deposits are the Company's primary source of funds. The Company experienced a growth in deposit balances of $18,463,000 or 12.1% to $171,163,000 at June 30, 1999 as compared to $152,700,000 at December 31, 1998. This growth was accomplished as a result of effective selective marketing and growth within the local Bergen County community based upon the Company's continued emphasis upon customer service through extended hours of operation and a competitive rate structure. Within the increase in total deposits, non-interest bearing deposits grew $9,325,000 or 21.6% from December 31, 1998 to June 30, 1999 while savings deposits grew $16,552,000 or 88.2% during the same period. The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the amount of various types of deposits for each of the periods indicated (in thousands):

                                                   June 30,                  December 31,
                                                     1999                       1998
                                                     ----                       ----
                                            Amount            %          Amount          %
                                            ------           ---         ------         ---
      Non-interest Bearing Demand           $52,578         30.7%        $43,253        28.3%
      Interest Bearing Demand                36,471         21.3%         47,560        31.2%
      Savings                                35,312         20.6%         18,760        12.3%
      Time Deposits                          46,802         27.4%         43,127        28.2%
                                           --------         -----       --------        -----

                                           $171,163          100%       $152,700         100%
                                           ========          ====       ========         ====

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of June 30, 1999 (in thousands).

         Three months or less                                   $    17,950
         Over three months through twelve months                      4,632
         Over one year through three years                              309
         Over three years                                                 0
                                                                -----------

         TOTAL                                                  $    22,891
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

The Company's total deposits equaled $171,163,000 at June 30, 1999 as compared to $152,700,000 at December 31, 1998. The increase in funds provided by deposit inflows during this period has been more than sufficient to provide the Company's loan demand and excess funds have been invested in investment securities and federal funds sold.

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

                     Cumulative Rate Sensitive Balance Sheet
                                  June 30, 1999
                                 (in thousands)

                                 0 - 3       0 - 6          0 - 1       0 - 5                        All
                                 Months      Months          Year        Year        5 + Years      Others           TOTAL
                                 ------      ------          ----        ----        ---------      ------           -----
Investment Securities            $ 5,458      $12,014       $29,733    $ 56,653         $   0        $   0          $ 56,653

Loans:
  Commercial                      23,097       23,873        28,090      58,596         3,286            0            61,882
  Participations                     930        1,100         2,350      11,024           176            0            11,200
  Mortgages                          357          357           563      12,477         4,634            0            17,111
  Consumer                        13,931       13,948        14,814      16,806           277            0            17,083

Federal Funds Sold                 8,800        8,800         8,800       8,800             0            0             8,800
Other Assets                           0            0             0           0             0       16,945            16,945
                                 -------      -------       -------    --------      --------     --------          --------

TOTAL ASSETS                     $52,573      $60,092       $84,350    $164,356      $172,729     $189,674          $189,674
                                 =======      =======       =======    ========      ========     ========          ========


Transaction  Accounts            $35,212      $35,212       $35,212     $35,212         $   0        $   0           $35,212
Money Market                      15,591       15,591        15,591      15,591             0            0            15,591
Savings                           20,979       20,979        20,979      20,979             0            0            20,979
CD's < $100,000                    8,529       16,946        22,882      23,911             0            0            23,911
CD's > $100,000                   17,950       22,235        22,582      22,891             0            0            22,891
Other Liabilities                      0            0             0           0             0       52,909            52,909
Equity                                 0            0             0           0             0       18,181            18,181
                                 -------      -------       -------    --------      --------     --------          --------

TOTAL LIABILITIES AND EQUITY     $98,261     $110,963      $117,246    $118,584      $118,584     $189,674          $189,674
                                 =======     ========      ========    ========      ========     ========          ========

Dollar Gap                      (45,688)     (50,871)      (32,896)      45,772        54,145
Gap / Total Assets               -24.09%      -26.82%       -17.34%      24.13%        28.55%
Target Gap Range                +/-35.0%    +/- 30.0%     +/- 25.0%    +/-25.0%
RSA / RSL                         53.50%       54.15%        71.94%     138.60%       145.66%
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

The following table summarizes the risk-based and leverage capital ratios for the Bank at June 30, 1999, as well as the required minimum regulatory capital ratios:

                                Capital Adequacy

                                                                 Minimum
                                            June 30,            Regulatory
                                             1999               Requirements
                                            --------            ------------
Risk-Based Capital:
         Tier I Capital Ratio                16.17%                  4.0%
         Total Capital Ratio                 16.71%                  8.0%
Leverage Ratio                               10.41%                  3.0%


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

SFAS No. 137
In June, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000.

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

The Company is currently completing the Implementation stage and has satisfied the testing of certain functions which have been upgraded. While the Company believes it is taking all appropriate steps to assure Year 2000 compliance, it is dependent on vendor compliance to some extent. The Company continues to require its systems and software vendors to represent that the services and products provided are, or will be, Year 2000 compliant and that the vendors have planned, or have begun to perform, a program of testing compliance. The Company's plan also addresses compliance of its non-EDP systems as well as evaluation of its major loan customers for Year 2000 state of readiness. Management believes that it is currently on target to be appropriately prepared for the Year 2000. To date, the Company has not incurred any material costs related to the Y2K conversion and no material expenses have been identified or are expected. Management continues to believe that the costs to bring the Company's systems into Year 2000 compliance will not have a materially adverse effect upon the Company's financial condition, results of operations, or liquidity.

The primary risks affecting the Company's Year 2000 conversion relate to the proper functioning of its on-line banking system after December 31, 1999. This risk is mitigated by the use of a major on-line banking system provider which has performed and verified Y2K readiness with its own "testing and implementation phases" to ensure proper operation. The Bank has performed its own independent validation testing of the on-line system to ensure reliance. Additionally, the Company has developed a contingency plan for all "mission critical" applications which are not compliant by the "trigger date". If any application is not Y2K compliant or is incapable of providing banking support in the Year 2000, the Bank will convert to an alternative software. The Bank continues to evaluate its software options.

PART II               OTHER INFORMATION
-------               -----------------
Item 1.               Legal proceedings  -  NONE

Item 2.               Changes in securities  -  NONE

Item 3.               Defaults upon senior securities  -  NONE

Item 4.               Submission of matters to a vote of securities holders


         The Company's Annual Meeting was held on May 20, 1999. At the Annual Meeting, the following matter was voted on:

         1. ELECTION OF DIRECTORS - The following directors received the following votes:

----------------------------------------------------------------------------
           DIRECTORS                FOR           AGAINST        WITHHELD
----------------------------------------------------------------------------

----------------------------------------------------------------------------
Gerald A. Calabrese, Jr.         1,163,021           --             --
----------------------------------------------------------------------------
Glenn L. Creamer                 1,163,021           --             --
----------------------------------------------------------------------------
Bernard Mann                     1,163,021           --             --
----------------------------------------------------------------------------

All nominees were reelected.

Item 5.               Other information  -  NONE

Item 6.               Exhibits and reports on Form 8-K  -  NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   By: /s/  Albert F. Buzzetti
                                       ----------------------------------------
                                       (Registrant - Bridge View Bancorp)
                                          Albert F. Buzzetti
                                          President and Chief Executive Officer




Date:  August 11, 1999

                                INDEX TO EXHIBITS







Exhibit
Number                     Description of Exhibits
-------                    -----------------------
 27                        Financial Data Schedule