Form 10-Q
period 1999-09-30
BRIDGE VIEW BANCORP
filed 1999-11-12
CIK 1022809

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
      _____________.

      Commission file number:  1-12165

                               Bridge View Bancorp
             (Exact name of registrant as specified in its charter)

             New Jersey                               22-3461336
             ----------                               ----------
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

             2,781,683 shares of Common Stock as of October 31, 1999

                                      INDEX

                               BRIDGE VIEW BANCORP




Part I  -  Financial Information
--------------------------------

Item 1.  Financial Statement

         Consolidated Statements of Financial Condition as of September 30, 1999(unaudited) and December 31, 1998

         Consolidated Statements of Income
         for the three months ended September 30, 1999 and 1998 (unaudited) and the nine months ended September 30, 1999 and 1998 (unaudited)

         Consolidated Statements of Cash Flows
         for the nine months ended September 30, 1999 and 1998 (unaudited)

         Notes to Unaudited Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

                               BRIDGE VIEW BANCORP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 ( in thousands)

                                                                       September 30,        December 31, 1998
                                                                            1999                  1998
                                                                     ------------------     ------------------
                                                                        (unaudited)
ASSETS
Cash and cash equivalents:
     Cash and due from banks...........................................  $  7,361               $ 11,534
     Federal funds sold................................................    24,800                 22,600
                                                                         --------               --------
TOTAL CASH AND CASH EQUIVALENTS .......................................    32,161                 34,134
                                                                         --------               --------
Securities:
     Available for sale................................................    20,630                  6,979
     Held to maturity..................................................    37,368                 28,474
                                                                         --------               --------
TOTAL SECURITIES ......................................................    57,998                 35,453
                                                                         --------               --------
Loans, net of allowance for losses of $1,254 and $1,127,
and deferred loan fees of $243 and $151, respectively..................   110,262                 96,955
Premises and equipment, net............................................     3,916                  2,243
Accrued interest receivable and other assets...........................     2,057                  1,983
                                                                         --------               --------
TOTAL ASSETS ..........................................................  $206,394              $ 170,768
                                                                         ========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing demand deposits..............................  $ 56,332               $ 43,253
     Interest bearing deposits:
          Savings and time deposits....................................    98,287                 89,449
          Certificates of deposit $100,000 +...........................    32,421                 19,998
                                                                         --------               --------
TOTAL DEPOSITS ........................................................   187,040                152,700
Accrued interest payable and other liabilities.........................       575                    831
                                                                         --------               --------
TOTAL LIABILITIES .....................................................   187,615                153,531
Commitments and Contingencies
Stockholders' equity:
     Common stock, no par value,
     authorized 10,000,000 shares issued
     and outstanding 2,781,683 in 1999
     and 2,780,295 in 1998.............................................    19,035                 16,379
     (Accumulated deficit)retained earnings............................       (19)                   841
     Accumulated other comprehensive (loss)income......................      (237)                    17
                                                                         --------               --------
TOTAL STOCKHOLDERS' EQUITY ............................................    18,779                 17,237

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................ $ 206,394               $170,768
                                                                        =========               ========

            See notes to unaudited consolidated financial statements.

                              BRIDGE VIEW BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                            (unaudited, in thousands)


                                                    Three months ended                 Nine months ended
                                                       September 30,                      September 30,
                                                     1999            1998              1999          1998
                                                     ----            ----              ----          ----
Interest Income:
   Loans, including fees........................   $ 2,339         $ 2,065           $ 6,540        $ 5,844
   Federal funds sold...........................       159             233               591            667
   Investment Securities
      Taxable...................................       658             437             1,544          1,345
      Tax - exempt..............................       113             114               303            252
                                                   -------        --------           -------        -------
TOTAL INTEREST INCOME ..........................     3,269           2,849             8,978          8,108

Interest Expense:
   Savings deposits.............................       193             211               566            654
   Other time deposits..........................       290             284               828            807
   Time deposits $100,000 +.....................       331             270               806            795
                                                   -------        --------           -------        -------
TOTAL INTEREST EXPENSE .........................       814             765             2,200          2,256

               Net Interest Income .............     2,455           2,084             6,778          5,852

Provision for loan losses.......................        45              20               135            140

Net interest income after provision for loan
losses .........................................     2,410           2,064             6,643          5,712

Non-interest income:
   Service charge income........................       341             350             1,027            938
                                                   -------        --------           -------        -------
TOTAL NON-INTEREST INCOME ......................       341             350             1,027            938

Non-interest expense:
   Salaries and related expenses................       705             569             2,044          1,657
   Premises and fixed assets....................       286             294               903            845
   Other........................................       420             384             1,267          1,145
                                                   -------        --------           -------        -------
TOTAL NON-INTEREST EXPENSE .....................     1,411           1,247             4,214          3,647

Income before income taxes .....................     1,340           1,167             3,456          3,003

Income tax expense .............................       488             442             1,257          1,156
                                                   -------        --------           -------        -------

NET INCOME .....................................   $   852         $   725           $ 2,199        $ 1,847
                                                   =======         =======           =======        =======

Earnings per share:
     Basic .....................................     $0.31           $0.26             $0.79          $0.66
     Diluted ...................................     $0.30           $0.25             $0.77          $0.64


            See notes to unaudited consolidated financial statements.

                              BRIDGE VIEW BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)


                                                                     Nine months ended September 30,
                                                                          1999             1998
                                                                     ------------------------------
Cash flows from operating activities:
     Net Income......................................................  $  2,199         $  1,847
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization................................       232              141
        Provision for loan losses....................................       135              140
        Gains from sales of loans held for sale......................        35               37
        Increase in accrued interest receivable
            and other assets.........................................       (74)            (146)
        (Decrease)increase in accrued interest payable and
            other liabilities........................................      (256)              12
                                                                       --------        ---------
Net Cash Provided by Operating Activities ...........................     2,271            2,031

Cash flows from investing activities:
     Proceeds from maturities of investment securities...............    11,447           17,674
     Purchases of investment securities..............................   (34,648)         (20,625)
     Net increase in loans...........................................   (13,307)          (6,220)
     Increase to premises and equipment..............................    (1,673)            (556)
                                                                       --------        ---------
Net Cash Used in Investing Activities ...............................   (38,181)          (9,727)

Cash flows from financing activities:
     Net increase in deposits........................................    34,340           15,159
     Proceeds from issuance of common stock..........................         8                6
     Cash paid for dividends.........................................      (411)            (390)
                                                                       --------        ---------
Net Cash Provided by Financing Activities ...........................    33,937           14,775

Net change in cash and cash equivalents .............................    (1,973)           7,079
Cash and cash equivalents at beginning of period ....................    34,134           21,629
                                                                       --------        ---------
Cash and cash equivalents at end of period ..........................  $ 32,161         $ 28,708

Cash paid during the period for:
     Interest........................................................     2,048            2,244
     Income taxes....................................................     1,449            1,218



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

       The consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 1998. The results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

       Securities Available for Sale

       Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Bank has the ability at the time of purchase to hold securities until maturity, they are classified as investment securities. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as securities available for sale. Gains or losses on sales of securities available for sale are based upon the specific identification method. Securities available for sale are reported at fair value with changes in the carrying value from period to period included in accumulated other comprehensive income(loss) as a separate component of stockholders' equity.

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

 (3)   Earnings Per Share Reconciliation

       The reconciliation of the numerator and the denominator of basic EPS with that of diluted EPS is presented for the three month periods and the nine month periods ended September 30, 1999 and 1998, respectively. (unaudited, in thousands)



                                                   Three months ended               Nine months ended
                                                      September 30,                   September 30,
                                                  1999             1998               1999      1998
                                                  ----             ----               ----      ----
Basic earnings per share
------------------------

     Net Income                                     $ 852        $ 725             $2,199      $ 1,847
                                                    =====        =====             ======      =======

Average number of shares outstanding                2,782        2,781              2,781        2,780
                                                    =====        =====              =====        =====

Basic earnings per share                           $ 0.31       $ 0.26             $ 0.79       $ 0.66
                                                   ======       ======             ======       ======

Diluted earnings per share
--------------------------

     Net Income                                     $ 852        $ 725             $2,199      $ 1,847
                                                    =====        =====             ======      =======

Average number of shares of common stock
  and equivalents outstanding:
     Average common shares outstanding              2,782        2,780              2,780        2,780

     Additional shares considered in
     Diluted computation assuming:
        Exercise of options and warrants               80           83                 85           90
                                                   ------      -------             ------       ------

Average number of shares outstanding on a
diluted basis                                       2,862        2,863              2,865        2,870
                                                    =====        =====              =====        =====

Diluted earnings per share                         $ 0.30       $ 0.25             $ 0.77       $ 0.64
                                                   ======       ======             ======       ======



(4)    Comprehensive Income

       Total comprehensive income is presented for the three month periods and the nine month periods ended September 30, 1999 and 1998, respectively. (unaudited)


                                            Three months ended September 30,
       (in thousands)                          1999              1998
                                               ----              ----
       Comprehensive Income
       --------------------
       Net income                             $  852            $  725
       Other comprehensive (loss)income,
         net of taxes                           (115)               11
                                             -------           -------
       Total comprehensive income             $  737            $  736




                                           Nine months ended September 30,
       (in thousands)                           1999           1998
                                                ----           ----
       Comprehensive Income
       --------------------
       Net income                             $ 2,199         $1,847
       Other comprehensive loss(income),
         net of taxes                            (254)            10
                                              -------         ------
       Total comprehensive income             $ 1,945         $1,857

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


RESULTS OF OPERATIONS - Three Months Ended September 30, 1999 and 1998 and Nine
                        Months Ended September 30, 1999 and 1998

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

NET INCOME
For the three months ended September 30, 1999, net income increased by $127,000 or 17.5% to $852,000 from $725,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, net income reached $2,199,000, an increase of $352,000 or 19.1%, when compared to net income of $1,847,000 for the nine months ended September 30, 1998. The increase in net income for the first nine months of 1999 compared to 1998 is the result of a 15.8% increase in net interest income to $6,778,000 from $5,852,000 in the prior year which was driven by an $870,000 or 10.7% increase in interest income from $8,108,000 in 1998 to $8,978,000 in 1999 as well as a $56,000 or 2.5% decrease in interest expense from $2,256,000 in 1998 to $2,200,000 for the same period in 1999. The Company also experienced a 9.5% increase in fee income, reaching $1,027,000 for the nine months ended September 30, 1999 from $938,000 for the same period in 1998.

Interest expense rose $49,000 or 6.4% for the three month period ending September 30, 1999 as compared to the three month period ended September 30, 1998. This increase is a direct result of a $7,730,000 or 31.3% increase in time deposits greater than $100,000 between September 30, 1999 and 1998. The increase in interest expense for the above three month period is attributable to a one time promotional rate offered for the Bank's Tenafly office opening and is expected to level out during second quarter 2000.

Non-interest expense increased by $164,000 or 13.2% and $567,000 or 15.5% for the three month periods and the nine month periods ended September 30, 1999 compared to 1998, respectively. These increases reflect the Company's continued growth which also affected staff additions, occupancy expenses, salary and employee benefits, data processing, as well as other administrative expenses attributable to the Company's new branch offices which opened in the fourth quarter of 1998 and the third quarter of 1999.

On a per share basis, basic and diluted earnings per share were $0.31 and $0.30 for the quarter ended September 30, 1999 as compared to $0.26 and $0.25 for the quarter ended September 30, 1998. For the first nine months of 1999, basic and diluted earnings per share were $0.79 and $0.77 as compared to $0.66 and $0.64 for the first nine months of 1998. Per share data has been restated to reflect the 1999 5% stock dividend.

PROVISION FOR LOAN LOSSES
For the quarter ended September 30, 1999, the Company's provision for loan losses was $45,000, an increase of $25,000 from the provision of $20,000 for the quarter ended September 30, 1998. The provision for the nine months ended September 30, 1999 decreased $5,000 to $135,000 from $140,000 for the nine months ended September 30, 1998. The provision is directly related to growth of the Company's loan portfolio and to management's view of the local economy.

NON-INTEREST INCOME
Non-interest income, which was primarily attributable to service fees received from deposit accounts, amounted, for the three months ended September 30, 1999, to $341,000, a decrease of $9,000, or 2.6%, from $350,000 for the three months ended September 30, 1998. The decrease for the quarter is a result of a one time fee received in third quarter 1998 which was non-recurring in 1999. For the nine months ended September 30, 1999, non-interest income reflected $1,027,000, an increase of $89,000 or 9.5% above the non-interest income level of $938,000 for the nine months ended September 30, 1998. The overall increase in service fees is attributable to the higher level of average deposits.

NON-INTEREST EXPENSE
Non-interest expense for the quarter ended September 30, 1999 amounted to $1,411,000, an increase of $164,000 or 13.2% from $1,247,000 for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, non-interest expense aggregated $4,214,000, an increase of $567,000 or 15.5%, from $3,647,000 for the nine months ended September 30, 1998. As mentioned, these increases are related primarily to the Company's growth and the resulting effect upon administrative expenses.

INCOME TAX EXPENSE
The income tax provision, which includes both federal and state taxes, for the quarters ended September 30, 1999 and 1998 was $488,000 and $442,000, respectively. For the first nine months of 1999 and 1998, the income tax provision totaled $1,257,000 and $1,156,000, respectively. The increase in income taxes is a direct result of the increase in income before taxes for both periods.


         FINANCIAL CONDITION: September 30, 1999 and December 31, 1998

At September 30, 1999, the Company's total assets were $206,394,000 compared to $170,768,000 at December 31, 1998, an increase of 20.9%. Total loans experienced a 13.8% increase to $111,759,000 at September 30, 1999 from $98,233,000 at
December 31, 1998. Total deposits at September 30, 1999 were $187,040,000, 22.5% higher than the $152,700,000 at December 31, 1998.

LOAN PORTFOLIO
At September 30, 1999, the Company's total loans were $111,759,000, an increase of $13,526,000 or 13.8% over total loans of $98,233,000 at December 31, 1998.
The increase in the loan portfolio represents continued penetration of the Company's local small business market. Management believes that the Company will remain successful in penetrating this market due to the fact that, through mergers and acquisitions, the Company's trade area is now primarily served by large institutions, frequently headquartered out of state. Management maintains that it is not cost-efficient for these larger institutions to provide the level of personal service to small business borrowers that the Company provides.

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

The following table sets forth the classification of the Company's loans by major category as of September 30, 1999 and December 31, 1998, respectively :

                                              September 30, 1999                       December 31, 1998
                                              ------------------                      ------------------
                                                                 (Dollars in thousands)

                                                   Amount          Percent              Amount         Percent
                                                   ------          -------              ------         -------
Commercial and Industrial                         $17,490           15.7%              $18,906          19.3%
Real Estate:
        Non-residential properties                 46,263           41.4%               33,487          34.1%
        Residential properties                     40,565           36.3%               37,703          38.4%
        Construction                                5,188            4.6%                5,443           5.5%
Consumer                                            2,253            2.0%                2,694           2.7%
                                                  -------          ------              -------         ------

Total Loans                                      $111,759            100%              $98,233           100%
                                                 ========          ======              =======         ======

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

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:

                              Non-Performing Assets
                             (dollars in thousands)

                                            September 30,      December 31,
                                                1999              1998
                                            -------------      ------------

Non-performing loans                           $   25            $    0
Other real estate                                   0               163
                                               ------            ------
     Total non-performing assets               $   25            $  163

Non-performing loans to total gross loans        0.02%             0.00%
Non-performing assets to total assets            0.01%             0.10%


As of September 30, 1999, the Company has one non-accrual loan which represents a commercial line of credit, totaling $24,763, which had matured, but was not repaid due to the customer's financial condition. The Company has no other non-performing loans and has no real estate owned (OREO) at September 30, 1999. At December 31, 1998, the Company had no non-accrual loans.

Other than as disclosed above, there were no loans where information about possible credit problems of borrowers causes management to have serious doubts as to the ultimate collectibility of such loans.

As of September 30, 1999 and December 31, 1998, there were no concentrations of loans exceeding 10% of the Company's total loans and the Company had no foreign loans. The Company's loans are primarily to businesses and individuals located in eastern Bergen County, New Jersey.

OTHER REAL ESTATE OWNED
As of September 30, 1999, the Company has no other real estate compared to one foreclosed property aggregating $163,000 at December 31, 1998. This decrease is due to sale of this property to a third party. The Company carries other real estate at the lower of the carrying value or fair market value less estimated cost to sell.

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

The Company's allowance for loan losses totaled $1,254,000 and $1,133,000 at September 30, 1999 and 1998, respectively. This increase in the allowance is due to the continued growth of the loan portfolio. The following is a summary of the reconciliation of the allowance for loan losses for the nine month periods ended September 30, 1999 and 1998, respectively :

                                                 Nine months ended
                                                   September 30,
                                              1999               1998
                                              ----               ----
\                                              (dollars in thousands)

Balance, beginning of period                 $1,127             $1,009
Charge-offs                                      (9)               (16)
Recoveries                                        1                  0
Provision charged to expense                    135                140
                                             ------             ------
Balance, end of period                       $1,254             $1,133
                                             ======             ======


Balance of allowance at end of period as
a percentage of loans at end of period         1.12%              1.27%



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

Management determines the appropriate classification of securities at the time of purchase. At September 30, 1999, $37,368,000 of the Company's investment securities were classified as held to maturity and $20,630,000 were classified as available for sale. At September 30, 1999, the Company held no securities which it classified as trading securities.

At September 30, 1999, total investment securities were $57,998,000, an increase of $22,545,000 or 63.6%, from total investment securities of $35,453,000 at December 31, 1998. This increase in investment securities from year end 1998 to September 30, 1999 was funded by deposits in excess of funds needed for new loan originations.

The following table sets forth the carrying value of the Company's security portfolio as of the dates indicated.

A comparative summary of securities available for sale at September 30, 1999 and December 31, 1998 is as follows (in thousands):

                                                                         Gross           Gross          Fair
                                                        Amortized     Unrealized      Unrealized       Market
                                                           Cost          Gains          Losses          Value
                                                       -----------    ------------    ------------    ----------
September 30, 1999
------------------
U.S. Government and agency
   Obligations                                            $20,045               -           (302)       $19,743
FHLBNY stock                                                  512               -              -            512
Other equity securities                                       469               -            (94)           375
                                                          -------        --------        -------        -------
   Total available for sale                               $21,026               -           (396)       $20,630

December 31, 1998
-----------------
U.S. Government and agency
   Obligations                                             $6,006              28              -         $6,034
FHLBNY stock                                                  476               -              -            476
Other equity securities                                       469               -              -            469
                                                          -------        --------        -------        -------
   Total available for sale                                $6,951              28              -         $6,979


A comparative summary of securities held to maturity at September 30, 1999 and December 31, 1998 is as follows (in thousands) :

                                                                         Gross           Gross          Fair
                                                        Amortized     Unrealized      Unrealized       Market
                                                           Cost          Gains          Losses          Value
                                                       -----------    ------------    ------------    ----------
September 30, 1999
------------------
U.S. Government and agency
   Obligations                                            $26,009              18           (105)       $25,922
Municipal and state obligations                            11,359               5              -         11,364
                                                          -------        --------        -------        -------
   Total held to maturity                                 $37,368              23           (105)       $37,286

December 31, 1998
----------------=
U.S. Government and agency
   Obligations                                            $16,278             124              -        $16,402
Municipal and state obligations                            12,196              16              -         12,212
                                                          -------        --------        -------        -------
   Total held to maturity                                 $28,474             140              -        $28,614


The following table sets forth as of September 30, 1999, the maturity distribution of the Company's debt investment portfolio :


                        Maturity of Investment Securities
                               September 30, 1999
                                 (in thousands)


                                                 Securities                                     Securities
                                              Held to Maturity                               Available for Sale
                                 ----------------------------------------------   ---------------------------------------------
                                                                   Weighted                                          Weighted
                                   Amortized        Market          Average          Amortized        Market          Average
                                      Cost          Value            Yield             Cost           Value           Yield
                                 ------------     -------------    ------------    ------------    ------------    ------------
Within 1 Year                        $27,539        $27,547           5.51%            $ 5,974         $5,854        5.87%

1 to 5 Years                           9,829          9,739           5.51%             15,052         14,776         6.37%
                                     -------        -------                            -------         ------

                                     $37,368        $37,286                            $21,026       $ 20,630
                                     =======        =======                            =======       ========


The Company sold no securities from its portfolio during the first nine months of 1999 or 1998.

DEPOSITS
Deposits are the Company's primary source of funds. The Company experienced a growth in deposit balances of $34,340,000 or 22.5% to $187,040,000 at September 30, 1999 as compared to $152,700,000 at December 31, 1998. This growth was accomplished as a result of effective selective marketing and growth within the local Bergen County community based upon the Company's continued emphasis upon customer service through extended hours of operation and a competitive rate structure and the addition of two branch offices; in Hackensack and in Tenafly, NJ. Within the increase in total deposits, non-interest bearing deposits grew $13,079,000 or 30.2% from December 31, 1998 to September 30, 1999 while time deposits grew $18,885,000 or 43.8% during the same period. The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the amount of various types of deposits for each of the periods indicated (in thousands):



                                                           September 30,                  December 31,
                                                               1999                          1998
                                                           -------------                  ------------
                                                         Amount          %            Amount          %
                                                         ------        ----           ------        -----
      Non-interest Bearing Demand                       $56,332         30.1%        $43,253        28.3%
      Interest Bearing Demand                            47,708         25.5%         47,560        31.2%
      Savings                                            20,988         11.2%         18,760        12.3%
      Time Deposits                                      62,012         33.2%         43,127        28.2%
                                                        -------         -----        -------        -----

                                                       $187,040          100%       $152,700         100%
                                                       ========          ====       ========         ====

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of September 30, 1999 (in thousands).

         Three months or less                              $    18,188
         Over three months through twelve months                13,610
         Over one year through three years                         623
         Over three years                                            0
                                                           -----------

         TOTAL                                             $    32,421
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

The Company's total deposits equaled $187,040,000 at September 30, 1999 as compared to $152,700,000 at December 31, 1998. The increase in funds provided by deposit inflows during this period has been more than sufficient to provide the Company's loan demand and excess funds have been invested in investment securities and federal funds sold.

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

Although the Bank has traditionally been a net "seller" of federal funds, the Bank does maintain lines of credit with the Federal Home Loan Bank of New York, Summit Bank, and Bank of New York for "purchase" of federal funds in the event that temporary liquidity needs arise. It additionally has the ability to obtain longer term financing through the Federal Home Loan Bank based upon its mortgage portfolio.

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

                     Cumulative Rate Sensitive Balance Sheet
                               September 30, 1999
                                 (in thousands)


                                 0 - 3        0 - 6         0 - 1       0 - 5                        All
                                 Months       Months         Year        Year        5 + Years      Others       TOTAL
                                 ------       ------         ----        ----        ---------      ------       -----
Debt Investment
 Securities                      $ 6,557      $18,110       $27,522    $ 57,111         $   0        $   0      $ 57,111

Loans :
    Commercial                    23,846       24,662        26,469      62,128         3,245            0        65,373
    Participations                   641        1,867         3,867      10,957           176            0        11,133
    Mortgages                          0           75           422      13,025         6,144            0        19,169
    Consumer                      13,733       13,745        14,414      15,831           253            0        16,084

Federal Funds Sold                24,800       24,800        24,800      24,800             0            0        24,800
Other Assets                           0            0             0           0             0       12,724        12,724
                                --------     --------       -------    --------         -----       ------       -------

TOTAL ASSETS                     $69,577      $83,259       $97,494    $183,852      $193,670     $206,394      $206,394
                                 =======      =======       =======    ========      ========     ========      ========


Transaction  Accounts            $29,495      $29,495       $29,495     $29,495         $   0        $   0       $29,495
Money Market                      18,213       18,213        18,213      18,213             0            0        18,213
Savings                           20,988       20,988        20,988      20,988             0            0        20,988
CD's < $100,000                   10,234       20,613        28,878      29,591             0            0        29,591
CD's > $100,000                   18,188       30,131        31,798      32,421             0            0        32,421
Other Liabilities                      0            0             0           0             0       56,907        56,907
Equity                                 0            0             0           0             0       18,779        18,779
                                --------     --------       -------    --------         -----       ------       -------

TOTAL LIABILITIES AND EQUITY     $97,118     $119,440      $129,372    $130,708      $130,708     $206,394      $206,394
                                ========     ========      ========    ========      ========     ========      ========

Dollar Gap                       (27,541)     (36,181)      (31,878)     53,144        62,962
Gap / Total Assets               -13.34%      -17.53%       -15.45%      25.75%        30.51%
Target Gap Range                +/-35.0%    +/- 30.0%     +/- 25.0%    +/-25.0%
RSA / RSL                         71.64%       69.71%        75.36%     140.66%       148.17%
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

The following table summarizes the risk-based and leverage capital ratios for the Bank at September 30, 1999, as well as the required minimum regulatory capital ratios :

                                Capital Adequacy

                                                                   Minimum
                                    September 30,                 Regulatory
                                         1999                    Requirements
                                    --------------               ------------
Risk-Based Capital:
         Tier I Capital Ratio           15.70%                       4.0%
         Total Capital Ratio            16.71%                       8.0%
Leverage Ratio                          10.14%                       3.0%


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

YEAR 2000
Due to the technological issues surrounding the Year 2000, the Company formally initiated an ongoing project during 1997 in order to attempt to ensure that its financial condition, results of operations or liquidity will not be adversely affected by Year 2000 computer software failures. The Company adopted a Year 2000 Compliance Plan and established a Year 2000 Compliance Committee, which includes members of senior management from all areas of company and from the Company's Board of Directors. The objectives of the plan and the committee are to ensure that the Bank will be prepared for the new millenium. As recommended by the Federal Financial Institutions Examination Council, the Year 2000 Plan includes the following phases: Awareness, Assessment, Renovation, Validation, and Implementation.

The Company has recently completed the Implementation stage and has satisfied the testing of certain functions which have been upgraded. While the Company believes it has taken the appropriate steps to assure Year 2000 compliance, it is dependent on vendor compliance to some extent. Accordingly, the Company continues to require its systems and software vendors to represent that the services and products provided are, or will be, Year 2000 compliant and that the vendors have planned, or have begun to perform, a program of testing compliance. The Company's plan also addresses compliance of its non-EDP systems as well as evaluation of its major loan customers for Year 2000 state of readiness. Management believes that it will be appropriately prepared for the Year 2000. To date, the Company has not incurred any material costs related to the Y2K conversion and no material expenses have been identified or are expected. Management continues to believe that the costs to bring the Company's systems into Year 2000 compliance will not have a materially adverse effect upon the Company's financial condition, results of operations, or liquidity.

The primary risks affecting the Company's Year 2000 conversion relate to the proper functioning of its on-line banking system after December 31, 1999. This risk is mitigated by the use of a major on-line banking system provider which has performed and verified Y2K readiness with its own "testing and implementation phases" to ensure proper operation. The Bank has performed its own independent validation testing of the on-line system to ensure reliance. Additionally, the Company has developed a contingency plan for all "mission critical" applications which are not compliant by the "trigger date". If any application is not Y2K compliant or is incapable of providing banking support in the Year 2000, the Bank has adopted a Business Resumption Contingency Plan which is also being tested by management.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


                                               /s/  Albert F. Buzzetti
                                       By:  ------------------------------------
                                            (Registrant - Bridge View Bancorp)
                                                     Albert F. Buzzetti
                                           President and Chief Executive Officer




Date:  November 11, 1999

                                INDEX TO EXHIBITS







Exhibit
Number                     Description of Exhibits
-------                    ------------------------

 27                        Financial Data Schedule