Form 10-K
period 1999-12-31
BRIDGE VIEW BANCORP
filed 2000-03-29
CIK 1022809

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 8, 2000 was $47,297,000.

The number of shares of the Issuer's Common Stock, no par value, outstanding as of March 8, 2000 was 2,782,146.

For the fiscal year ended December 31, 1999, the Issuer had total revenues of $12,558,000.

                       DOCUMENTS INCORPORATED BY REFERENCE


10-K Item                                                               Document Incorporated
Item 9.   Directors and Executive Officers of the Company;              Proxy Statement for 2000 Annual Meeting of Shareholders to
          Compliance with Section 16(a) Of the Exchange Act             be filed no later than April 29, 2000.
------------------------------------------------------------------------------------------------------------------------------------
Item 10.  Executive Compensation                                        Proxy Statement for 2000 Annual Meeting of Shareholders to
                                                                        be filed no later than April 29, 2000.
------------------------------------------------------------------------------------------------------------------------------------
Item 11.  Security Ownership of Certain Beneficial Owners and           Proxy Statement for 2000 Annual Meeting of Shareholders to
          Management                                                    be filed no later than April 29, 2000.
------------------------------------------------------------------------------------------------------------------------------------
Item 12.  Certain Relationships and Related Transactions                Proxy Statement for 2000 Annual Meeting of Shareholders to
                                                                        be filed no later than April 29, 2000.
------------------------------------------------------------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

Item 1.  Description of Business                                               4

Item 2.  Description of Property                                              11

Item 3.  Legal Proceedings                                                    11

Item 4.  Submission of Matters to a Vote of                                   11
         Security Holders


PART II

Item 5.  Market for Registrant's Common Equity and                            12
         Related Stockholder Matters

Item 6.  Selected Consolidated Financial Data and Other Data                  13

Item 7.  Management's Discussion and Analysis of                              14
         Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures about Market Risk           35

Item 8.  Financial Statements and Supplementary Data                          35

Item 9.  Changes In and Disagreements with Accountants                        35
         on Accounting and Financial Disclosures


PART III

Item 10. Directors and Executive Officers of the Registrant                   35

Item 11. Executive Compensation                                               36

Item 12. Security Ownership of Certain Beneficial                             36
         Owners and Management

Item 13. Certain Relationships and Related Transactions                       36


PART IV

Item 14. Exhibits and Financial Statement Schedules                           37

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

The Bank is a commercial bank formed under the laws of the State of New Jersey on October 11, 1988. The Bank operates from its main office at 457 Sylvan Avenue, Englewood Cliffs, New Jersey, 07632, and its six branch offices located at 1605 Lemoine Avenue, Fort Lee, New Jersey, 07024, 115 River Road, Edgewater, New Jersey, 07020, 899 Palisade Avenue, Fort Lee, New Jersey, 07024, 77 River Street, Hackensack, NJ, 07601, 20 West Railroad Avenue, Tenafly, NJ 07670, and 4 Park Street, Harrington Park, NJ 07640. All branch locations are in Bergen County, NJ

The Bank is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund (the "BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operation of the Company and the Bank are subject to the supervision and regulation of the FRB, FDIC, and the New Jersey Department of Banking and Insurance (the " Department"). The principal executive offices of the Bank are located at 457 Sylvan Avenue, Englewood Cliffs, New Jersey, 07632, and the telephone number is (201) 871 - 7800.

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

Since opening in 1990, the Bank has established six branches in addition to its main office. The Bank expects to continue to seek additional strategically located de novo branch locations within Bergen County. Particular emphasis will be placed on presenting an alternative banking culture in communities which are dominated by non-local competitors and where no community banking approach exists or in locations which the Company perceives to be economically emerging.

Service Area
The Company's service area primarily consists of the greater area of Bergen County, New Jersey. The Company operates its main office in Englewood Cliffs, New Jersey and six branch offices in Fort Lee(2), Edgewater, Hackensack, Tenafly, and Harrington Park, New Jersey; all in Bergen County, NJ.

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

Employees
At December 31, 1999, the Company employed fifty eight full-time employees and eight part-time employees. None of these employees is covered by a collective bargaining agreement. The Company believes that its employee relations remain good.

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

On November 12, 1999, President Clinton signed into law legislation that allows bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "GLB Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is (1) financial in nature, (2) incidental to any such financial activity, or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act makes significant changes in the U.S. banking law, principally by repealing the restrictive provisions of the 1933 Glass-Steagall Act. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve Board under section 4(c)(8) of the Bank Holding Company Act. The GLB Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act.

The GLB Act also provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries. National banks are also authorized by the GLB Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve Board, determines is financial in nature or incidental to any such financial activity, except (1) insurance underwriting, (2) real estate development or real estate investment activities (unless otherwise permitted by law), (3) insurance company portfolio investments, and (4) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well managed and well capitalized (after deducting from the bank's capital outstanding investments in financial subsidiaries.)

The GLB Act also contains a number of other provisions that will affect the Company's operations and the operations of all financial institutions. One of the new provisions relates to the financial privacy of consumers, authorizing federal banking regulators to adopt rules that will limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. These limitations are expected to require more disclosure to consumers, and in some circumstances, to require consent by the consumer before information is allowed to be provided to a third party. At this time, the Company does not have any plans to become a financial holding company and is unable to predict the impact the GLB Act may have upon it or its subsidiaries' financial condition or results of operations.

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

Recent Legislation
On November 12, 1999, President Clinton signed into law legislation that allows bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "GLB Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is (1) financial in nature, (2) incidental to any such financial activity, or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act makes significant changes in the U.S. banking law, principally by repealing the restrictive provisions of the 1933 Glass-Steagall Act. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve Board under section 4(c)(8) of the Bank Holding Company Act. The GLB Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act.

The GLB Act also provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries. National banks are also authorized by the GLB Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve Board, determines is financial in nature or incidental to any such financial activity, except (1) insurance underwriting, (2) real estate development or real estate investment activities (unless otherwise permitted by law), (3) insurance company portfolio investments, and (4) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well managed and well capitalized (after deducting from the bank's capital outstanding investments in financial subsidiaries).

The GLB Act also contains a number of other provisions that will affect the Company's operations and the operations of all financial institutions. One of the new provisions relates to the financial privacy of consumers, authorizing federal banking regulators to adopt rules that will limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. These limitations are expected to require more disclosure to consumers, and in some circumstances, to require consent by the consumer before information is allowed to be provided to a third party. At this time, the Company does not have any plans to become a financial holding company and is unable to predict the impact the GLB Act may have upon it or its subsidiaries' financial condition or results of operations.

Additional proposals to change the laws and regulations governing the banking and financial services industry are frequently introduced in Congress, in the state legislature and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on Bridge View Bank cannot be determined at this time.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company conducts its business through its main office located at 457 Sylvan Avenue, Englewood Cliffs, New Jersey, and its six branch offices. The following table sets forth certain information regarding the Company's properties as of December 31, 1999.

                                     Leased                       Date of Lease
Location                            or Owned                        Expiration
--------                            --------                     ---------------
457 Sylvan Avenue                    Owned                       N/A
Englewood Cliffs, NJ

1605 Lemoine Avenue                  Leased                      November, 2002
Fort Lee, NJ

115 River Road                       Leased                      April, 2006
Edgewater, NJ

899 Palisade Avenue                  Leased                      September, 2001
Fort Lee, NJ

77 River Street                      Leased                      December, 2012
Hackensack, NJ

20 West Railroad Avenue              Leased                      April, 2005
Tenafly, NJ

4 Park Street                        Leased                      August, 2004
Harrington Park, NJ


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


                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of the Registrant's shareholders during the Fourth Quarter of fiscal 1999.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Commencing on December 20, 1996, the Company's Common Stock began trading on the American Stock Exchange under the symbol "BVB". Prior to that time, the Common Stock was not traded on any securities exchange. As of December 31, 1999, there were 1,087 stockholders of record of the Common Stock.

The following table sets forth the quarterly high and low bid prices of the Common Stock as reported on the American Stock Exchange for the quarterly periods presented. The stock prices and cash dividends are adjusted to reflect stock dividends and stock splits through the 1999 stock dividend.

                                                          Bid
                                                  -------------------     Cash
                                                     High        Low    Dividend
Year Ended December 31, 1999
Fourth Quarter                                    $20.83      $14.75      $0.05
Third quarter                                      20.00       16.19       0.05
Second quarter                                     25.12       15.54       0.05
First quarter                                      28.10       17.62       0.05

Year Ended December 31, 1998
Fourth quarter                                    $20.24      $16.55      $0.05
Third quarter                                      25.71       17.62       0.05
Second quarter                                     30.61       22.68       0.05
First quarter                                      36.29       20.97       0.05
================================================================================

The Company and its predecessor, the Bank, began paying quarterly dividends during January, 1996. Although the amount of the dividends to be paid by the Company will be determined by its Board of Directors while giving consideration to the Company's earnings, capital needs, financial condition, and other relevant factors, the Board of Directors of the Company currently intends to adhere to the dividend policy previously established by the Bank.

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


                                                                              Years Ended December 31,
                                                       ---------------------------------------------------------------------
                                                           1999           1998           1997            1996           1995
                                                           ----           ----           ----            ----           ----
Selected Operating Data:
Total interest income                                  $ 12,558       $ 10,883       $  9,942        $  7,870        $ 6,378
Total interest expense                                    3,182          3,006          3,123           2,324          1,844
                                                       --------       --------       --------        --------        -------
Net interest income                                       9,376          7,877          6,819           5,546          4,534
Provision for loan losses                                   195            140            160             193             92
                                                       --------       --------       --------        --------        -------
Net interest income after provision for loan loss         9,181          7,737          6,659           5,353          4,442
Other income                                              1,409          1,301          1,102             793            578
Other expenses                                            5,662          4,848          4,361           3,615          3,004
                                                       --------       --------       --------        --------        -------
Income before income taxes                                4,928          4,190          3,400           2,531          2,016
Income tax expense                                        1,792          1,587          1,337             987            781
Net income                                             $  3,136       $  2,603       $  2,063        $  1,544        $ 1,235
                                                       ========       ========       ========        ========        =======
Basic Earnings per Share  (1)                             $1.13          $0.94          $0.80           $0.64          $0.51
Diluted Earnings per Share  (1)                           $1.10          $0.91          $0.75           $0.63          $0.50

(1) All shares data has been restated to reflect stock dividends and stock split through the 1999 stock dividend.


                                                                                  At December 31,
                                                       ---------------------------------------------------------------------
Selected Financial Data:                                   1999           1998           1997            1996           1995
                                                           ----           ----           ----            ----           ----
Total Assets                                           $203,272       $170,768       $144,620        $139,060        $96,794
Net Loans                                               116,961         96,955         82,186          75,752         55,408
Total Deposits                                          183,205        152,700        128,745         126,333         85,225
Stockholders' Equity                                     19,329         17,237         15,157          12,218         11,035

                                                                        At or for the year ended December 31,
                                                       ---------------------------------------------------------------------
Selected Financial Ratios:                                 1999           1998           1997            1996           1995
                                                           ----           ----           ----            ----           ----
Return on Average Assets (ROA)                            1.66%          1.67%          1.47%           1.42%          1.39%
Return on Average Equity (ROE)                           17.07%         16.05%         15.25%          13.35%         12.12%
Equity to Total Assets at Year-End                        9.51%         10.09%         10.48%           8.79%         11.40%
Dividend Payout Ratio                                    17.53%         20.13%         22.69%          24.09%          0.00%

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

Since opening in 1990, the Bank has established six branches in addition to its main office. The Company expects to continue to seek additional strategically located de novo branch locations within Bergen County. Particular emphasis will continue to be placed on presenting an alternative banking culture in communities which are dominated by non-local competitors and where no community banking approach exists or in locations which the Company perceives to be economically emerging.

RESULTS OF OPERATIONS - 1999 versus 1998

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

NET INCOME
For the year ended December 31, 1999, net income increased by $533,000 or 20.5% to $3,136,000 from $2,603,000 for the year ended December 31, 1998. The increase in net income for 1999 compared to 1998 is a result of a 19.0% increase in net interest income to $9,376,000 from $7,877,000 in the prior year and an 8.3% increase in fee income of $108,000 to $1,409,000 from $1,301,000 for 1998. The increase in net interest income is the result of a 20.6% increase in total net loans to $116,961,000 at December 31, 1999, from $96,955,000 at December 31,
1998 combined with a 94.8% increase in total investment securities from $35,453,000 in 1998 to $69,053,000 in 1999, while interest expense increased only 5.9% during the same period to $3,182,000 from $3,006,000. The annual increase in investment securities is driven by an increase in deposits and represents employment of deposits not used to fund loan growth.

Other expenses increased by $814,000 or 16.8%, to $5,662,000 for the year ended December 31, 1999 from $4,848,000 for the year ended December 31, 1998. These increases reflect the Company's continued growth which also affected staff additions, occupancy expenses, salary and employee benefits, data processing, as well as other administrative expenses attributable to the Company's new branch office which opened in the fourth quarter of 1998.

On a per share basis, basic earnings per share for the year ended December 31, 1999 were $1.13 as compared to $0.94 for the year ended December 31, 1998, representing an increase of 20.2%. Diluted earnings per share were $1.10 for 1999 as compared to $0.91 for 1998. All share data has been restated to reflect all stock dividends and stock splits through the 1999 stock dividend.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest bearing liabilities and the interest rate paid on them. For the year ended December 31, 1999, net interest income increased by $1,506,000, or 19.1%, to $9,383,000 from $7,877,000 for the year ended December 31, 1998 resultant from gains of 20.6% in net loans and 94.8% in investment securities with a 5.9% increase in interest expense.

Average Balance Sheets
The following table sets forth certain information relating to the Company's average assets and liabilities for the years ended December 31, 1999, 1998, and 1997, and reflects the average yield on assets and average cost of liabilities for the period indicated. Such yields are derived by dividing income or expense, on a tax-equivalent basis, by the average balance of assets or liabilities, respectively, for the periods shown. Securities available for sale are reflected in the following table at amortized cost. Non-accrual loans are included in the average loan balance. Amounts have been computed on a fully tax-equivalent basis, assuming a blended tax rate of 37%.

                                                        1999
                                    ---------------------------------------
                                      Average                      Average
                                      Balance       Interest     Yield/Cost
                                    ----------      --------    -----------
ASSETS :
Interest-Earning Assets:
Loans (net of unearned income)        $105,486       $ 9,009        8.54%
Tax-Exempt Securities                   10,766           662        6.15
Taxable Investment Securities           39,923         2,298        5.76
Federal Funds Sold                      16,346           803        4.91
FHLB Account                               440            16        3.64
FHLB Stock                                 503            35        6.96
                                      --------       -------
Total Interest-earning Assets          173,464        12,823        7.39%
                                      --------       -------
Non-interest earning Assets             16,674
Allowance for Loan Losses               (1,094)
                                      --------
TOTAL ASSETS                          $189,044
                                      ========
LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
Demand Deposits                       $ 31,399       $   194        0.62%
Savings Deposits                        20,613           310        1.50
Money Market Deposits                   15,509           265        1.71
Time Deposits                           52,384         2,413        4.61
Short Term Borrowings                        0             0        0.00
                                      --------       -------
Total Interest-Bearing Liabilities     119,905         3,182        2.65%
                                      --------       -------
Non-Interest Bearing Liabilities:
Demand Deposits                         49,953
Other Liabilities                          812
                                      --------
Total Non-Interest Bearing
 Liabilities                            50,765
Stockholders' Equity                    18,374
                                      --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                  $189,044
Net Interest Income                   ========
(Tax Equivalent Basis)                               $ 9,641
Tax Equivalent Basis adjustment                          258
                                                     -------
Net Interest Income                                  $ 9,383
                                                     =======
Net Interest Rate Spread                                            4.74%
                                                                    =====
Net Interest Margin                                                 5.56%
                                                                    =====
Ratio of Interest-Earning Assets
 to Interest-Bearing Liabilities          1.45
                                          ====


                                       For the years ended December 31,
                                            (dollars in thousands)
                                                     1998                                        1997
                                    ---------------------------------------    ----------------------------------------
                                      Average                      Average       Average                      Average
                                      Balance      Interest      Yield/Cost      Balance       Interest     Yield/Cost
                                    ----------    -----------   -----------    ----------     ----------    -----------
ASSETS :
Interest-Earning Assets:
Loans (net of unearned income)       $ 87,178       $ 7,856        9.01%        $ 80,626        $ 7,241        8.98%
Tax-Exempt Securities                   9,438           558        5.91            5,951            401        6.74
Taxable Investment Securities          29,539         1,726        5.84           35,501          2,066        5.82
Federal Funds Sold                     16,606           878        5.29            6,464            350        5.41
FHLB Account                              508            21        4.13              291             13        4.47
FHLB Stock                                476            34        7.14              476             31        6.51
                                     --------       -------                     --------        -------
Total Interest-earning Assets         143,745        11,073        7.70%         129,309         10,102        7.81%
                                     --------       -------                     --------        -------
Non-interest earning Assets            12,208                                     11,684
Allowance for Loan Losses                (991)                                      (964)
                                     --------                                   --------
TOTAL ASSETS                         $154,962                                   $140,029
                                     ========                                   ========
LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
Demand Deposits                      $ 26,289       $  249         0.95%        $ 20,281        $   219        1.08%
Savings Deposits                       17,216          340         1.97           15,395            330        2.14
Money Market Deposits                  12,406          260         2.10           11,986            252        2.10
Time Deposits                          43,942        2,157         4.91           46,135          2,315        5.02
Short Term Borrowings                       0            0         0.00              130              7        5.38
                                     --------       -------                     --------        -------
Total Interest-Bearing Liabilities     99,853        3,006         3.01%          93,927          3,123        3.32%
                                     --------       -------                     --------        -------
Non-Interest Bearing Liabilities:
Demand Deposits                        38,151                                     31,954
Other Liabilities                         736                                        620
                                     --------                                   --------
Total Non-Interest Bearing
 Liabilities                           38,887                                     32,574
Stockholders' Equity                   16,222                                     13,528
                                     --------                                   --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                 $154,962                                   $140,029
                                     ========                                   ========
Net Interest Income
(Tax Equivalent Basis)                              $ 8,067                                     $ 6,979
Tax Equivalent Basis adjustment                         190                                         160
                                                    -------                                     -------
Net Interest Income                                 $ 7,877                                     $ 6,819
                                                    =======                                     =======
Net Interest Rate Spread                                           4.69%                                       4.49%
                                                                   =====                                       =====
Net Interest Margin                                                5.61%                                       5.40%
                                                                   =====                                       =====
Ratio of Interest-Earning Assets
 to Interest-Bearing Liabilities         1.44                                       1.38
                                         ====                                       ====

Rate/Volume Analysis
The following table presents, by category, the major factors that contributed to the changes in net interest income on a tax equivalent basis for each of the years ended December 31, 1999 and 1998.


                                           Year Ended                                  Year Ended
                                          December 31,                                 December 31,
                                           1999 versus                                 1998 versus
                                              1998                                         1997
                             -----------------------------------         -----------------------------------
                                                             (in thousands)
                                       Increase (Decrease)                         Increase (Decrease)
                                        due to change in                            due to change in
                                             Average                                     Average

                              Volume          Rate         Net           Volume        Rate            Net
                              ------          ----         ---           ------        ----            ---
Interest Income:
Loans (net of unearned
income                       $ 1,564         $(411)     $ 1,153          $  591        $ 24          $  615
Tax Exempt Securities             82            22          104             206         (49)            157
Taxable Investment
Securities                       598           (26)         572            (347)          7            (340)
Federal Funds Sold               (13)          (62)         (75)            537          (9)            528
Federal Home Loan
Bank Account                      (2)           (3)          (5)              9          (1)              8
Federal Home Loan
Bank Stock                         2            (1)           1               0           3               3
                             -------         -----      -------          ------        ----          ------
Total Interest Income          2,231          (481)       1,750             996         (25)            971
                             -------         -----      -------          ------        ----          ------

Interest Expense:
Demand Deposits                   32           (87)         (55)             57         (27)             30
Savings Deposits                  51           (81)         (30)             36         (26)             10
Money Market Deposits             53           (48)           5               8           0               8
Time Deposits                    389          (133)         256            (108)        (50)           (158)
Short Term Borrowings              0             0            0               0          (7)             (7)
                             -------         -----      -------          ------        ----          ------
Total Interest Expense           525          (349)         176              (7)       (110)           (117)
                             -------         -----      -------          ------        ----          ------
Net change in Interest
Income                       $ 1,706         $(132)     $ 1,574          $1,003        $ 85          $1,088
                             =======         =====      =======          ======        ====          ======

PROVISION FOR LOAN LOSSES
For the year ended December 31, 1999, the Company's provision for loan losses was $195,000, an increase of $55,000 from the provision of $140,000 for the year ended December 31, 1998. The increased provision reflects the continued growth of the loan portfolio.

OTHER INCOME
Other income, which was primarily attributable to service fees received from deposit accounts, for the year ended December 31, 1999, was $1,409,000, an increase of $108,000 or 8.3% above the $1,301,000 received during the year ended December 31, 1998. The increase in service fees is attributable to the higher level of average deposits.

OTHER EXPENSES
Other expenses for the year ended December 31, 1999 amounted to $5,662,000, an increase of $814,000 or 16.8% over the $4,848,000 for the year ended December 31, 1998. These increases are related primarily to staff additions, occupancy expense, data processing fees, customary increases for salary and employee benefits, as well as other administrative expenses resulting from the bank's growth.

INCOME TAX EXPENSE
The income tax provision, which includes both federal and state taxes, for the years ended December 31, 1999 and 1998 was $1,792,000 and $1,587,000,
respectively. The increase in income taxes is a direct result of the increase in income before taxes in 1999.


RESULTS OF OPERATIONS - 1998 versus 1997

NET INCOME
For the year ended December 31, 1998, net income increased by $540,000 or 26.2% to $2,603,000 from $2,063,000 for the year ended December 31, 1997. The increase in net income for 1998 compared to 1997 is a result of a 15.5% increase in net interest income to $7,877,000 from $6,819,000 in the prior year and an 18.1% increase in fee income of $199,000 to $1,301,000 from $1,102,000 for 1997. The increase in net interest income is the result of an 18.0% increase in total net loans to $96,955,000 at December 31, 1998, from $82,186,000 at December 31, 1997 combined with a more profitable deposit mix which led to a 3.8% decrease in interest expense from $3,123,000 in 1997 to $3,006,000 in 1998. The average yield on interest earning assets decreased slightly to 7.70% for the year ending December 31, 1998 as compared to 7.81% for the year ending December 31, 1997, while the volume increases in the Bank's loan and securities portfolio were primarily funded through deposit growth.

Other expenses increased by $487,000 or 11.2% for the year ended December 31, 1998 compared to 1997. These increases reflect the Company's continued growth which also affected staff additions, occupancy expenses, salary and employee benefits, data processing, as well as other administrative expenses attributable to the Company's new branch office which opened in the fourth quarter of 1998.

On a per share basis, basic earnings per share were $0.94 for the year ended December 31, 1998 as compared to $0.80 for the year ended December 31, 1997. Diluted earnings per share were $0.91 for the full year of 1998 as compared to $0.75 for the full year of 1997. All share data has been restated to reflect all stock dividends and stock splits through the 1999 stock dividend.

                               FINANCIAL CONDITION

At December 31, 1999, the Company's total assets were $203,272,000 compared to $170,768,000 at December 31, 1998. Total loans increased to $118,545,000 at December 31, 1999 from $98,233,000 at December 31, 1998. Total deposits at year end 1999 were $183,205,000 compared to $152,700,000 at December 31, 1998.


LOAN PORTFOLIO
At December 31, 1999, the Company's total loans were $118,545,000, an increase of $20,312,000 or 20.7% over total loans of $98,233,000 at December 31, 1998.
The increase in the loan portfolio represents continued penetration of the local small business market. Management believes that the Company's success in penetrating this market is attributable to the Company's trade area becoming primarily served by large institutions headquartered out of state due to mergers and acquisitions within the industry. Management believes that it is not cost efficient for these larger institutions to provide the level of personal service the Company provides to small business borrowers.

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

The following table sets forth the classification of the Company's loans by major category as of December 31, 1999, 1998, 1997, 1996, and 1995, respectively:

                                                                                 December 31,
                                                  -----------------------------------------------------------------------
                                                     1999            1998            1997            1996           1995
                                                     ----            ----            ----            ----           ----
                                                                              (in thousands)
Commercial and Industrial                         $ 17,610         $18,906         $15,568         $12,555        $11,277
Real Estate:
     Non-residential properties                     51,553          33,487          25,929          23,000         14,001
     Residential properties                         42,084          37,703          36,988          37,706         28,224
     Construction                                    6,901           5,443           2,783           1,752          1,320
Consumer                                               397           2,694           2,056           1,705          1,473
                                                  --------         -------         -------         -------        -------
Total Loans                                       $118,545         $98,233         $83,324         $76,718        $56,295
                                                  ========         =======         =======         =======        =======

The following table sets forth fixed and adjustable rate loans as of December 31, 1999 in terms of interest rate sensitivity (in thousands):


                                    Within      1 to 5       After 5
                                   One Year      Years        Years       Total
                                   --------     -------      -------     -------
Loans with Fixed Rate              $ 9,168      $59,635      $9,194      $77,997
Loans with Adjustable Rate          38,198        2,337          13       40,548


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

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated :

                                                                                      December 31,
                                                    ------------------------------------------------------------------------
                                                         1999            1998            1997            1996           1995
                                                         ----            ----            ----            ----           ----
                                                                                 (in thousands)
Non-performing loans                                    $  25           $   0           $ 439           $   0           $  0
Other real estate owned                                     0             163               0             139              0
                                                    ---------           -----         -------           -----          -----
     Total non-performing assets                        $  25           $ 163           $ 439           $ 139           $  0

Non-performing assets to total gross
  loans and other real estate owned                     0.02%           0.17%           0.53%           0.18%          0.00%
Non-performing assets to total assets                   0.01%           0.10%           0.30%           0.10%          0.00%
Non-performing loans to total gross loans               0.02%           0.00%           0.53%           0.00%          0.00%
Allowance for possible loan losses as a
     Percentage of non-performing loans             5,240.00%             N/A         229.84%             N/A            N/A


As of December 31, 1999, the Company has one non-accrual loan which represents a line of credit. At December 31, 1998, the Company had no non-accrual loans.

Other than as disclosed above, there were no loans where information about possible credit problems of borrowers causes management to have serious doubts as to the ultimate collectibility of such loans.

As of December 31, 1999 and 1998, there were no concentrations of loans exceeding 25% of the Company's total loans and the Company had no foreign loans. The Company's loans are primarily to businesses and individuals located in eastern Bergen County, New Jersey.


OTHER REAL ESTATE OWNED
As of December 31, 1999, there is no other real estate owned compared to $163,000 at December 31, 1998. This decrease was due to the 1999 sale of the only property owned. Other real estate owned is stated at the lower of the carrying value or fair market value less estimated cost to sell.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The Company maintains an allowance for loan losses at a sufficient level to provide for losses inherent in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the loan portfolio are analyzed on a continuous basis by the Company's officers, by external independent loan review function, and by the Company's audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to the expense and the allowance is reduced by net-chargeoffs (i.e. loans judged to be uncollectible are charged against the reserve, less any recoveries on the loans.) Although management attempts to maintain the allowance at an adequate level, future addition to the allowance may be required based upon changes in market conditions. Additionally, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additional provisions based upon their judgment about information available to them at the time of their examination.

The Company's allowance for loan losses totaled $1,310,000 and $1,127,000 at December 31, 1999 and 1998, respectively. This increase in the allowance is due to the continued growth of the loan portfolio. The following is a summary of the reconciliation of the allowance for loan losses for the periods indicated:

                                                                                      At December 31,
                                                    ------------------------------------------------------------------------
                                                         1999            1998            1997            1996           1995
                                                         ----            ----            ----            ----           ----
                                                                                 (in thousands)
Balance, beginning of year                            $ 1,127         $ 1,009         $   861          $  692          $ 626
Charge-offs                                               (13)            (22)            (30)            (36)           (33)
Recoveries                                                  1               0              18              12              7
Provision charged to expense                              195             140             160             193             92
                                                      -------         -------         -------          ------          -----
Balance, end of year                                  $ 1,310         $ 1,127         $ 1,009          $  861          $ 692

Ratio of net charge-offs to average loans
 Outstanding                                             0.01%           0.03%           0.02%           0.04%          0.05%

Balance of allowance at end of year as a
 Percentage of loans at end of year                      1.11%           1.15%           1.21%           1.12%          1.14%

The following table sets forth, for each of the Company's major lending areas, the amount and percentage of the Company's allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated :

             Allocation of the Allowance for Loan Losses by Category
                        For the years ended December 31,
                             (dollars in thousands)

                                         1999                                1998                                  1997
                                                      % of                                  % of
                                                      Total                                 Total
                             Amount     % of ALL      Loans       Amount     % of ALL       Loans       Amount     % of ALL
                             ------     --------      -----       ------     --------       -----       ------     --------
Balance applicable to:
Commercial                   $ 466       35.57%       14.86%      $  342       30.35%       19.25%      $  262       25.97%
Real Estate:
 Non-residential property      350       26.72%       43.48%         306       27.15%       34.09%         258       25.57%
 Residential property          233       17.79%       35.50%         224       19.88%       38.38%         234       23.19%
 Construction                   68        5.19%        5.82%          54        4.79%        5.54%          28        2.78%
Consumer                        26        1.98%        0.34%          22        1.95%        2.74%          22        2.18%
                            -------------------                   -------------------                   -------------------
Sub-total                   $1,143       87.25%      100.00%      $  948       84.12%      100.00%      $  804       79.69%
                            -------------------                   -------------------                   -------------------
Unallocated Reserves           167       12.75%                      179       15.88%                      205       20.31%
                            ------                                ------                                ------
TOTAL                       $1,310      100.00%      100.00%      $1,127      100.00%      100.00%      $1,009      100.00%
                            ======      =======      =======      ======      =======      =======      ======      =======


                                                    1996                               1995
                             % of                                  % of                                % of
                             Total                                Total                                Total
                             Loans       Amount     % of ALL      Loans      Amount     % of ALL       Loans
                             -----       ------     --------      -----      ------     --------       -----
Balance applicable to:
Commercial                   31.49%      $ 235       27.29%       25.43%      $ 147       21.24%       23.34%
Real Estate:
 Non-residential property    25.65%        238       27.64%       31.04%        157       22.69%       27.74%
 Residential property        37.37%        234       27.18%       39.02%        196       28.32%       43.98%
 Construction                 3.34%         18        2.09%        2.28%         13        1.88%        2.35%
Consumer                      2.15%         21        2.44%        2.23%         18        2.60%        2.59%
                                         ------------------                   ------------------
Sub-total                   100.00%      $ 746       86.64%      100.00%      $ 531       76.73%      100.00%
                                         ------------------                   ------------------
Unallocated Reserves                       115       13.36%                     161       23.27%
                                         -----                                -----
TOTAL                       100.00%      $ 861      100.00%      100.00%      $ 692      100.00%      100.00%
                            =======      =====      =======      =======      =====      =======      =======

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

Securities are classified as "held-to-maturity" (HTM), "available for sale"
(AFS), or "trading" at time of purchase. Securities classified as HTM are based upon management's intent and the Company's ability to hold them to maturity. Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts. Securities which are bought and held principally for the purpose of selling them in the near term are classified as trading securities, which are carried at market value. Realized gains and losses as well as gains and losses from marking the portfolio to market value are included in trading revenue. The Company has no trading securities. Securities not classified as HTM or trading securities are classified as AFS and are stated at fair value. Unrealized gains and losses on AFS securities are excluded from results of operations, and are reported as a component of accumulated other comprehensive (loss)income which is included in stockholders' equity, net of taxes. Securities classified as AFS include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital, or other similar requirements.

Management determines the appropriate classification of securities at the time of purchase. At December 31, 1999, $46,846,000 of the Company's investment securities were classified as held to maturity and $22,207,000 were classified as available for sale. At December 31, 1999, the Company held no securities which it classified as trading securities.

At December 31, 1999, total investment securities were $69,053,000, an increase of $33,600,000, from total investment securities of $35,453,000 at December 31, 1998 This increase in investment securities from year end 1998 to year end 1999 reflects an excess of deposits not used to fund loan growth.

The following table sets forth the carrying value of the Company's security portfolio as of the dates indicated.

                                                                      At December 31,
                                         ----------------------------------------------------------------------------------
                                                                          (in thousands)
                                                  1999                         1998                          1997
                                         -----------------------    -------------------------    --------------------------
                                         Amortized       Market        Amortized       Market       Amortized       Market
                                            Cost         Value            Cost         Value          Cost          Value
                                         ---------    ----------      -----------    ----------    -----------    ---------
Available for sale
U.S. Government and agency
 Obligations                              $22,035       $21,367        $ 6,006        $ 6,034        $12,507        $12,543
FHLBNY stock                                  512           512            476            476            476            476
Other equity securities                       469           328            469            469              -              -
                                          -------       -------        -------        -------        -------        -------
   Total available for sale               $23,016       $22,207        $ 6,951        $ 6,979        $12,983        $13,019

Held to Maturity
U.S. Government and agency
 Obligations                              $34,596       $34,323        $16,278        $16,402        $19,442        $19,470
Municipal obligations                      12,250        12,254         12,196         12,212          5,339          5,364
                                          -------       -------        -------        -------        -------        -------
   Total held to maturity                 $46,846       $46,577        $28,474        $28,614        $24,781        $24,834

        Total Investment Securities       $69,862       $68,784        $35,425        $35,593        $37,764        $37,853
                                          =======       =======        =======        =======        =======        =======


The following table sets forth as of December 31, 1999 and December 31, 1998, the maturity distribution of the Company's debt investment portfolio:

                     Maturity of Debt Investment Securities
                                December 31, 1999
                                 (in thousands)

                                      Securities                                           Securities
                                   Held to Maturity                                     Available for Sale
                       ------------------------------------------          -------------------------------------------
                                                         Weighted                                             Weighted
                       Amortized           Market         Average          Amortized          Market           Average
                         Cost              Value           Yield              Cost             Value            Yield
                       ---------          -------        --------          ---------         --------         --------
Within 1 year           $25,981           $25,971           5.58%            $2,963           $ 2,960           5.73%
1 to 5 years             20,865            20,606           5.93%            19,072            18,407           6.21%
                        -------           -------                           -------           -------
                        $46,846           $46,577                           $22,035           $21,367
                        =======           =======                           =======           =======

                                    December 31, 1998
                                     (in thousands)

                                      Securities                                           Securities
                                   Held to Maturity                                     Available for Sale
                       ------------------------------------------          -------------------------------------------
                                                         Weighted                                             Weighted
                       Amortized           Market         Average          Amortized          Market           Average
                         Cost              Value           Yield              Cost             Value            Yield
                       ---------          -------        --------          ---------         --------         --------
Within 1 year           $21,089           $21,142           5.92%           $ 6,006           $ 6,034           6.07%
1 to 5 years              7,385             7,472           5.63%                 0                 0           0.00%
                        -------           -------                           -------           -------
                        $28,474           $28,614                           $ 6,006           $ 6,034
                        =======           =======                           =======           =======

The Company sold no securities from its portfolio during 1999 or 1998.

DEPOSITS
Deposits are the Company's primary source of funds. The Company experienced a growth in average deposit balances of $31,854,000 or 23.1% to $169,858,000 at December 31, 1999 as compared to $138,004,000 at December 31, 1998. This growth was accomplished as a result of continued market penetration and the addition of new branches as well as continued customer referrals during 1999. Among the increase in deposits, average non-interest bearing deposits grew $11,802,000 or 30.9% from 1998 to 1999 while average interest bearing demand deposits grew $8,213,000 or 21.2% during 1999 as compared to 1998. Average time deposits also experienced a significant increase by growing $8,442,000, or 19.2%, from $43,942,000 in 1998 to $52,384,000 in 1999. The aggregate amount of average non-interest bearing deposits totaled 29.4% of the Company's total average deposits at December 31, 1999 as compared to 27.6% at December 31, 1998. The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the average amount of various types of deposits for each of the periods indicated:

                                                                              December 31,
                                                                        (Dollars in Thousands)

                                                1999                              1998                            1997
                                      -------------------------        -------------------------        -------------------------
                                                       Average                          Average                         Average
                                       Amount        Yield/Rate          Amount       Yield/Rate         Amount        Yield/Rate
                                      --------       ----------        --------       ----------        --------       ----------
Non-interest Bearing Demand            $49,953              -          $ 38,151              -          $ 31,954              -
Interest Bearing Demand                 46,908          0.98%            38,695          1.32%            32,267          1.46%
Savings                                 20,613          1.50%            17,216          1.97%            15,395          2.14%
Time Deposits                           52,384          4.61%            43,942          4.91%            46,135          5.02%
                                      --------                         --------                         --------
                                      $169,858                         $138,004                         $125,751
                                      ========                         ========                         ========

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of December 31, 1999 (in thousands).

         Three months or less                                 $25,669
         Over three months through twelve months                8,751
         Over one year through three years                        562
         Over three years                                         126
                                                              -------

         Total                                                $35,108
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

The Company's total deposits equaled $183,205,000 at December 31, 1999 as compared to $152,700,000 at December 31, 1998. The increase in funds provided by deposit inflows during this period has been more than sufficient to provide the Company's loan demand and excess funds have been invested in investment securities and federal funds sold.

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

Although the Bank has traditionally been a net "seller" of federal funds, the Bank does have lines of credit with the Federal Home Loan Bank of New York, Summit Bank, and Bank of New York for "purchase" of federal funds in the event that temporary liquidity needs arise. The Bank also has the ability to borrow from the Federal Home Loan Bank of New York should that need arise.

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

                     Cumulative Rate Sensitive Balance Sheet
                                December 31, 1999
                                 (in thousands)

                                     0-3         0-6           0-1          0-5          5+           All
                                   Months       Months         Year        Years        Years        Others      TOTAL
                                 --------     --------      --------     --------      -------      --------   --------
Investment Securities            $ 11,653     $ 21,065      $ 29,074     $ 68,213       $   0       $  840     $ 69,053

Loans :
  Commercial                       27,228       30,871        32,374       79,048       4,590            0       83,638
  Mortgages                            72          199         1,004       13,966       4,601            0       18,567
  Consumer                         13,911       13,951        13,988       16,324          16            0       16,340

Federal Funds Sold                      0            0             0            0           0            0            0
Other Assets                            0            0             0            0           0       15,674       15,674
                                ---------     --------      --------     --------    --------     --------     --------
TOTAL ASSETS                     $ 52,864     $ 66,086      $ 76,440     $177,551    $186,758     $203,272     $203,272
                                =========     ========      ========     ========    ========     ========     ========

Transaction / Demand Accounts   $  29,626     $ 29,626      $ 29,626     $ 29,626    $      0     $      0     $ 29,626
Money Market                       14,462       14,462        14,462       14,462           0            0       14,462
Savings                            21,914       21,914        21,914       21,914           0            0       21,914
CD's < $100,000                    13,443       23,392        28,134       30,099           0            0       30,099
CD's > $100,000                    25,669       32,489        34,420       35,108           0            0       35,108
Other Liabilities                       0            0             0            0           0       51,996       51,996
Equity                                  0            0             0            0           0       20,067       20,067
                                ---------     --------      --------     --------    --------     --------     --------
TOTAL LIABILITIES
AND EQUITY                       $105,114     $121,883      $128,556     $131,209    $131,209     $203,272     $203,272
                                =========     ========      ========     ========    ========     ========     ========
Dollar Gap                       (52,250)     (55,797)      (52,116)       46,342      55,549
Gap / Total Assets                -25.71%      -27.45%       -25.64%       22.80%      27.33%
Target Gap Range                 +/-35.0%    +/- 30.0%     +/- 25.0%     +/-25.0%      -
RSA / RSL                          50.29%       54.22%        59.46%      135.32%     142.34%
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

The following table discloses the Company's financial instruments that are sensitive to change in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 1999. Market risk sensitive instruments are generally defined as on- and off- balance sheet financial instruments.

                      Expected Maturity/Principal Repayment
                                December 31, 1999
                             (Dollars in thousands)

                     Avg.                                                       There-               Fair
                  Int. Rate    2000      2001      2002      2003      2004     After      Total     Value
                  ---------    ----      ----      ----      -----     -----    -----      -----     -----
Interest Rate
Sensitive
Assets:
Loans..........       8.54%    47,366    12,098    8,331    15,760    25,783    9,207     118,545   119,943
Tax Exempt
Securities.....       5.91%     7,395        --       --        --        --       --       7,395     7,395
Investment
Securities.....       5.76%    22,670    13,488    5,999     5,991    12,670       --      60,818    61,389
Fed Funds
Sold...........        N/A         --        --       --        --        --       --          --        --

Interest Rate
Sensitive
Liabilities:
Demand
Deposits.......       0.62%    29,626        --       --        --        --       --       29,626    29,626
Savings
Deposits.......       1.50%    21,914        --       --        --        --       --       21,914    21,914
Money Market
Deposits.......       1.71%    14,462        --       --        --        --       --       14,462    14,462
Time
Deposits.......       4.61%    62,554     1,585      847       202        19       --       65,207    65,062


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

The following table summarizes the risk-based and leverage capital ratios for the Bank at December 31, 1999, as well as the required minimum regulatory capital ratios :

                                Capital Adequacy

                                                              Minimum
                                  December 31,                Regulatory
                                  1999                        Requirements
                                  ------------                ------------
Risk-Based Capital :
         Tier I Capital Ratio         16.01%                       4.0%
         Total Capital Ratio          16.71%                       8.0%
Leverage Ratio                        10.22%                       3.0%


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


RECENTLY ISSUED ACCOUNTING STANDARDS AND OTHER OPERATIONAL ISSUES

SFAS No. 133
In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 supersedes the disclosure requirements in SFAS No. 80, 105, and 119. This statement was to be effective for periods after June 15, 1999. SFAS 137 extended the adoption date of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Company.

YEAR 2000
Due to the technological issues surrounding the Year 2000, the Company formally initiated an ongoing project during 1997 to ensure that its financial condition, results of operations or liquidity will not be adversely affected by the Year 2000 computer software failures. The Company adopted a Year 2000 Compliance Plan and established a Year 2000 Compliance Committee, which includes members of senior management from all areas of company and from the Company's Board of Directors. The objectives of the plan and the committee were to ensure that the Bank would be prepared for the new millennium by addressing mission critical as well as non-mission critical applications. This plan was periodically represented to the Company's customers and shareholders to provide comfort to their concerns over the Year 2000.

The Bank's operations continued through the date change from December 31, 1999 to January 1, 2000 without interruption. The Company experienced no significant Year 2000-related disruptions during that period or since that date. There was no negative impact upon computer systems, electronic systems, telecommunications equipment, or utilities. Since implementing the Year 2000 Plan, the Company's expenditures for external contracts and personnel as well as for system enhancements to ensure readiness have been less than $75,000.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See disclosures on market risk in Management's Discussion and Analysis on pages 32 and 33.


ITEM 8. FINANCIAL STATEMENTS

The Consolidated Statements of Financial Condition of the Company as of December 31, 1999 and 1998, and the related Consolidated Statements of Income, Stockholders' Equity, and Cash Flows for each of the years in the three year period ended December 31, 1999 are included herein as indicated on the "Index to Consolidated Financial Statements" on page 38.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT

Information concerning the directors and executive officers is included in the definitive Proxy Statement for the Company's 2000 Annual Meeting under the caption "Proposal 1. Election of Directors" and information concerning compliance with Section 16(a) of the Exchange Act is included under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934", each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2000.

Set forth below is the name of and certain biographical information regarding the additional principal officer of the Company who does not also serve as a director. The term of office for such officer is one year.

Thomas W. Thomasma, 46, has been Senior Vice President and Senior Lending Officer of the Bank since 1994. He previously served in Senior Lending capacities at Independence Bank and at First Fidelity Bank for more than five years.


ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is included in the definitive Proxy Statement for the Company's 2000 Annual Meeting under the caption "Executive Compensation" and is hereby incorporated by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Company's 2000 Annual Meeting under the caption "Security Ownership of Certain Beneficial Owners and Management" which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 2000 Annual Meeting under the caption "Certain Transactions with Management" which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2000.

ITEM 14. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)  Exhibits.

================================================================================
Exhibit
Number    Description of Exhibits
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
3(i)      Certificate of Incorporation of the Company (1)
--------------------------------------------------------------------------------
3(ii)     Bylaws of the Company (1)
--------------------------------------------------------------------------------
4(i)      Form of Non-Transferable Warrant Certificate (1)
--------------------------------------------------------------------------------
4(ii)     Form of Stock Certificate (2)
--------------------------------------------------------------------------------
10(i)     Bridge View Bank 1994 Stock Option Plan (1)
--------------------------------------------------------------------------------
10(ii)    Bridge View Bank 1994 Stock Option Plan for Non-Employee Directors (1)
--------------------------------------------------------------------------------
21        Subsidiaries of the Registrant
--------------------------------------------------------------------------------
23        Consent of Independent Auditors
--------------------------------------------------------------------------------
27        Financial Data Schedule
================================================================================
(1) Incorporated by reference from Exhibits 2(a) to 6(b) from the Company's Registration Statement on Form 10-SB, Registration No. 1-12165.
(2) Incorporated by reference from Exhibit 4(ii) from the Company's Registration Statement on Form SB-2, Registration No. 333-20697.

         (b)  Reports on Form 8-K

                None

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                            Page
                                                                            ----

Independent Auditors' Report..................................................39

Consolidated Statements of Financial Condition
         as of December 31, 1999 and 1998.....................................40

Consolidated Statements of Income for the years
         ended December 31, 1999, 1998, and 1997..............................41

Consolidated Statements of Stockholders' Equity
         for the years ended December 31, 1999,
         1998, and 1997.......................................................42

Consolidated Statements of Cash Flows for the years
         ended December 31, 1999, 1998, and 1997..............................43

Notes to Consolidated Financial Statements....................................44

                          Independent Auditors' Report


The Board of Directors and Stockholders of
Bridge View Bancorp:


We have audited the accompanying consolidated statements of financial condition of Bridge View Bancorp and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridge View Bancorp and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


                                                           /s/   KPMG  LLP


Short Hills, New Jersey
February 3, 2000

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                           December 31, 1999 and 1998
                             (Dollars in Thousands)

                                                                   1999                1998
                                                                   ----                ----
                       Assets
Cash and cash equivalents:
   Cash and due from banks (note 3)                               $ 11,270           $ 11,534
   Federal funds sold                                                    0             22,600
                                                                  --------           --------
               Total cash and cash equivalents                      11,270             34,134
                                                                  --------           --------

Securities available for sale (note 4)                              22,207              6,979
Investment securities, estimated market value of
   $46,577 in 1999 and $28,614 in 1998 (note 4)                     46,846             28,474
Loans (note 5):
   Commercial                                                       83,638             65,691
   Mortgage                                                         18,567             15,192
   Consumer and other                                               16,340             17,350
                                                                  --------           --------
               Total loans                                         118,545             98,233
   Deferred loan fees                                                 (274)              (151)
   Allowance for loan losses                                        (1,310)            (1,127)
                                                                  --------           --------
               Net loans                                           116,961             96,955
                                                                  --------           --------
Premises and equipment, net (note 6)                                 3,853              2,243
Accrued interest receivable                                          1,573              1,152
Other assets (note 8)                                                  562                831
                                                                  --------           --------
               Total assets                                       $203,272           $170,768
                                                                  ========           ========
          Liabilities and Stockholders' Equity
Deposits (note 7):
   Noninterest-bearing demand deposits                              51,996             43,253
   Interest bearing deposits:
        Savings and time deposits                                   96,101             89,449
        Certificates of deposit of $100,000 or more                 35,108             19,998
                                                                  --------           --------
               Total deposits                                      183,205            152,700
Accounts payable and accrued liabilities                               738                831
                                                                  --------           --------
               Total liabilities                                   183,943            153,531
                                                                  --------           --------

Commitments and contingencies (notes 9 and 15)

Stockholders' equity (notes 12 and 14):
   Capital stock, no par value. Authorized
        10,000,000 shares; issued and outstanding
        2,781,683 shares in 1999 and 2,647,900 shares
        in 1998                                                     19,035             16,379
   Retained earnings                                                   779                841
   Other comprehensive (loss)income, net of taxes                     (485)                17
                                                                  --------           --------
               Total stockholders' equity                           19,329             17,237
                                                                  --------           --------
               Total liabilities and stockholders' equity         $203,272           $170,768
                                                                  ========           ========

          See accompanying notes to consolidated financial statements.

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                  Years ended December 31, 1999, 1998 and 1997
                  (Dollars in thousands, except per share data)

                                                                        1999           1998         1997
                                                                        ----           ----         ----
Interest income:
   Loans                                                               $ 9,009        $ 7,856      $7,241
   Municipals - nontaxable                                                 397            368         241
   Investment securities                                                 2,349          1,726       2,066
   Federal funds sold and FHLBNY income                                    803            933         394
                                                                       -------        -------      ------
               Total interest income                                    12,558         10,883       9,942
                                                                       -------        -------      ------
Interest expense:
   Savings and time deposits                                             1,947          1,920       2,092
   Certificates of deposit of $100,000 or more                           1,234          1,086       1,024
   Federal funds purchased                                                   1              0           7
                                                                       -------        -------      ------
               Total interest expense                                    3,182          3,006       3,123
                                                                       -------        -------      ------
               Net interest income                                       9,376          7,877       6,819

Provision for loan losses (note 5)                                         195            140         160
                                                                       -------        -------      ------

               Net interest income after provision for loan
               Losses                                                    9,181          7,737       6,659

Other income - principally fees and service charges                      1,409          1,301       1,102
                                                                       -------        -------      ------

Other expenses:
   Salaries and employee benefits (note 13)                              2,758          2,196       2,093
   Occupancy and equipment expense (note 9)                              1,181          1,143       1,008
   Professional fees                                                       271            197         193
   Director and stockholder expense (note 13)                              285            196         130
   Advertising and business promotion                                       89             68          94
   Stationary and supplies                                                 240            168         156
   Data processing                                                         365            324         309
   FDIC expense                                                             18             16          15
   Other operating expenses                                                455            540         363
                                                                       -------        -------      ------
               Total other expenses                                      5,662          4,848       4,361
                                                                       -------        -------      ------
               Income before income taxes                                4,928          4,190       3,400

Income tax expense (note 8)                                              1,792          1,587       1,337
                                                                       -------        -------      ------
               Net Income                                              $ 3,136        $ 2,603      $2,063
                                                                       =======        =======      ======
Earnings per share: (note 11)
   Basic                                                                 $1.13          $0.94       $0.80
                                                                         =====          =====       =====
   Diluted                                                               $1.10          $0.91       $0.75
                                                                         =====          =====       =====

All share data has been restated to reflect all stock dividends and stock splits through the 1999 stock dividend.

          See accompanying notes to consolidated financial statements.

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1999, 1998 and 1997
                             (Dollars in Thousands)

                                                                                               Accumulated
                                                                                                  Other
                                                                                              Comprehensive
                                                                Capital        Retained       (Loss)income,
                                                                 Stock         Earnings         net of tax          Total
                                                                 -----         --------         ----------          -----

Balance at December 31, 1996                                    $10,647         1,573              (2)              12,218

Net income                                                            -         2,063               -                2,063
Other Comprehensive income(loss): Unrealized
  holding losses on securities available for
  sale (net of tax $11)                                               -             -              24                   24
                                                                                                                     -----
Total Comprehensive Income                                                                                           2,087
5% stock dividend                                                 1,380        (1,380)              -                    -
Common stock issued upon exercise of stock
  warrants                                                        1,281             -               -                1,281
Common stock issued upon exercise of stock
  options                                                            39             -               -                   39
Cash dividends paid                                                   -          (468)              -                 (468)
                                                                -------        ------            ----               ------
Balance at December 31, 1997                                    $13,347         1,788              22               15,157

Net income                                                            -         2,603               -                2,603
Other comprehensive income(loss): Unrealized
  holding losses on securities available for
  sale (net of taxes $(1))                                            -             -              (5)                  (5)
                                                                                                                    ------
      Total comprehensive income                                      -             -               -                2,598
5% stock dividend                                                 3,026        (3,026)              -                    -
Common stock issued upon exercise of stock
  options                                                             6             -               -                    6
Cash dividends paid                                                   -          (524)              -                 (524)
                                                                -------        ------            ----               ------
Balance at December 31, 1998                                     16,379           841              17               17,237

Net income                                                            -         3,136               -                3,136
Other comprehensive income(loss): Unrealized
  holding losses on securities available for
  sale (net of taxes $(337))                                          -             -            (502)                (502)
                                                                                                                    ------
      Total comprehensive income                                      -             -               -                2,634
5% stock dividend                                                 2,648        (2,648)              -                    -
Common stock issued upon exercise of stock
  options                                                             8             -               -                    8
Cash dividends paid                                                   -          (550)              -                 (550)
                                                                -------        ------            ----               ------
Balance at December 31, 1999                                    $19,035           779            (485)              19,329
                                                                =======        ======            ====               ======


          See accompanying notes to consolidated financial statements.

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1999, 1998 and 1997
                             (Dollars in Thousands)

                                                                                  1999         1998        1997
                                                                                  ----         ----        ----
Cash flows from operating activities:
   Net income                                                                  $   3,136    $  2,603    $  2,063
   Adjustments to reconcile net income to net cash provided by
     Operating activities:
          Provision for loan losses                                                  195         140         160
          Depreciation and amortization                                              324         208         190
          Deferred tax expense(benefit)                                              191         (84)       (126)
          Net amortization and accretion of premiums and discounts on
             investment securities                                                    52         (10)         25
          Proceeds from sales of loans held for sale                                   -           -          50
          Gains from sale of loans held for sale                                     (44)        (49)        (17)
          Changes in operation assets and liabilities:
             Increase in accrued interest receivable                                (421)        (83)        (38)
             Decrease(increase) in other assets                                       78        (544)        171
             (Decrease)increase in accounts payable and accrued liabilities          (93)        113         209
                                                                               ---------    --------    --------
                    Net cash provided by operating activities                      3,418       2,294       2,687
                                                                               ---------    --------    --------

Cash flows from investing activities:
   Purchases of investment securities                                            (39,825)    (19,466)    (16,634)
   Maturities of investment securities                                            21,245      15,784      19,373
   Proceeds from repayments of securities available for sale                           -         373         559
   Maturities of securities available for sale                                     6,000       6,120       5,000
   Purchases of securities available for sale                                    (22,085)       (469)     (9,447)
   Net increase in loans                                                         (20,006)    (14,769)     (6,644)
   Purchase of FHLBNY stock                                                           36           -           -
   Purchases of premises and equipment                                            (1,610)       (799)        (87)
                                                                               ---------    --------    --------
                    Net cash used in investing activities                        (56,245)    (13,226)     (7,880)
                                                                               ---------    --------    --------

Cash flows from financing activities:
   Net increase in deposits                                                       30,505      23,955       2,412
   Issuance of common stock and options and warrants exercised                         8           6       1,320
   Dividends paid                                                                   (550)       (524)       (468)
                                                                               ---------    --------    --------
                    Net cash provided by financing activities                     29,963      23,437       3,264
                                                                               ---------    --------    --------
                    (Decrease)increase in cash and cash equivalents              (22,864)     12,505      (1,929)

Cash and cash equivalents at beginning of year                                    34,134      21,629      23,558
                                                                               ---------    --------    --------
Cash and cash equivalents at end of year                                         $11,270     $34,134     $21,629
                                                                                 =======     =======     =======
Supplemental information:
   Cash paid during the year for:
      Interest                                                                    $3,060      $3,011      $3,189
                                                                                  ======      ======      ======
      Income taxes                                                                $1,781      $1,516      $1,319
                                                                                  ======      ======      ======

          See accompanying notes to consolidated financial statements.

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



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

       Basis of Financial Statement Presentation
       The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the year. Actual results could differ significantly from those estimates. Certain prior period amounts have been reclassified to conform to the financial statement presentation of 1999. The reclassifications have no effect on stockholders' equity or net income as previously reported.

       Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management generally obtains independent appraisals for significant properties.

       Securities Available for Sale
       Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Bank has the ability at the time of purchase to hold securities until maturity, they are classified as investment securities. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as securities available for sale. Gains or losses on sales of securities available for sale are based upon the specific identification method. Securities available for sale are reported at fair value with changes in the carrying value included in accumulated other comprehensive
       (loss)income which is a separate component of stockholders' equity.

       Investment Securities
       Investment securities are carried at the principal amount outstanding, adjusted for amortization of premiums and accretion of discounts using a method that approximates the level-yield method over the terms of the securities. Investment securities are carried at the principal amount outstanding because the Bank has the ability and the intent to hold these securities to maturity.

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

       Allowance for Loan Losses
       Losses on loans are charged to the allowance for loan losses. Additions to this allowance are made by recoveries of loans previously charged off and by a provision charged to expense. The determination of the balance of the allowance for loan losses is based on an analysis of the loan portfolio, economic conditions and other factors warranting recognition. Management believes that the allowance for loan losses is maintained at a sufficient level to provide for losses inherent in the loan portfolio. While management uses available information to recognize losses on loans, future additions may be necessary based on changes in economic conditions, particularly in New Jersey. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

       Other Real Estate Owned  (OREO)
       OREO is carried at the lower of cost or fair value, less estimated cost to sell. When a property is acquired, the excess of the carrying amount over fair value, if any, is charged to the allowance for loan losses. An allowance for OREO has been established, through charges to OREO expense, to maintain properties at the lower of cost or fair value less estimated cost to sell. At December 31, 1999, the Company did not have any other real estate owned.

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

       Earnings Per Share
       Earnings per share is based upon the computational standards established by the FASB Statement of Financial Accounting Standards No. 128. This statement provided for the replacement of Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS. Basic EPS excludes dilution and represents the effect of earnings upon the weighted average number of shares outstanding for the period. Diluted EPS reflects the effect of earnings upon weighted average shares including the potential dilution that could occur if securities or contracts to issue common stock were converted or exercised, utilizing the treasury stock method. All per share data has been restated to reflect changes through the 1999 stock dividend.

       Comprehensive Income
       Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS 130) requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, or gains and losses that bypass the income statement and are reported directly as a separate component of equity. The Company includes the required disclosures in the consolidated statements of stockholders' equity.

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


 (3)   Cash on Hand and Due from Banks

       Included in cash on hand and due from banks at December 31, 1999 and 1998 was $0.1 million and $3.7 million, respectively, representing reserves required to be maintained by the Federal Reserve Bank.


 (4)   Securities Available for Sale and Investment Securities

       A comparative summary of securities available for sale at December 31, 1999 and 1998 is as follows (in thousands):

                                                                                   Gross          Gross
                                                              Amortized         Unrealized      Unrealized      Market
            1999                                                Cost               Gains          Losses        Value
            ----                                                ----               -----          ------        -----
            U.S. Government and
                Agency obligations                              $22,035              0             (668)       $21,367
            FHLBNY stock                                            512              0                0            512
            Other equity securities                                 469              0             (141)           328
                                                                -------          -----             ----        -------
                 Total available for sale                       $23,016              0             (809)       $22,207
                                                                =======          =====             ====        =======
            1998
            ----
            U.S. Government and
                Agency obligations                              $ 6,006             28                0        $ 6,034
            FHLBNY stock                                            476              0                0            476
            Other equity securities                                 469              0                0            469
                                                                -------          -----             ----        -------
                 Total available for sale                       $ 6,951             28                0        $ 6,979
                                                                =======          =====             ====        =======


       A comparative summary of held to maturity investment securities at December 31, 1999 and 1998 is as follows (in thousands):

                                                                                   Gross          Gross
                                                              Amortized         Unrealized      Unrealized      Market
            1999                                                 Cost              Gains          Losses        Value
            ----                                                 ----              -----          ------        -----
            U.S. Government and
                Agency obligations                              $34,596                0           (273)       $34,323
            Municipal obligations                                12,250                4              0         12,254
                                                                -------             ----           ----        -------
                 Total held to maturity                         $46,846                4           (273)       $46,577
                                                                =======             ====           ====        =======
            1998
            ----
            U.S. Government and
                Agency obligations                              $16,278              124              0        $16,402
            Municipal obligations                                12,196               16              0         12,212
                                                                -------             ----           ----        -------
                 Total held to maturity                         $28,474              140              0        $28,614
                                                                =======             ====           ====        =======


         Debt investment securities held at December 31, 1999 mature as follows (in thousands):


                                                              Securities                        Securities
                                                           Held to Maturity                 Available for Sale
                                                       -----------------------          --------------------------
                                                         Amor-                            Amor-
                                                         tized        Market              Tized         Market
                                                          Cost         Value               Cost         Value
                                                          ----         -----               ----         -----
                Within one year                         $25,981       $25,971            $ 2,963       $ 2,960
                One to five years                        20,865        20,606             19,072        18,407
                                                        -------       -------            -------       -------
                                                        $46,846       $46,577            $22,035       $21,367
                                                        =======       =======            =======       =======

       For the years ended December 31, 1999, 1998, and 1997, respectively, there were no sales of securities.

       Securities with an amortized cost of $2.0 million were pledged to secure public funds on deposit at December 31, 1999 and 1998.

       The Bank is a member of the Federal Home Loan Bank of New York (FHLBNY). As a result, the Bank is required to hold shares of capital stock of FHLBNY, which are carried at cost, based upon a specified formula. The Bank has a $15,000,000 line of credit with the FHLBNY which is renewable each year. The interest rate is variable and generally at 25 basis points above the federal funds rate. At December 31, 1999, no amount was outstanding under this line of credit.

(5) Loans and Allowance for Loan Losses

       The activity in the allowance for loan losses is as follows (in thousands):


                                                                           1999           1998          1997
                                                                           ----           ----          ----
                      Balance at beginning of year                      $ 1,127        $ 1,009        $  861
                      Provision charged to expense                          195            140           160
                      Loans charged off                                     (13)           (22)          (30)
                      Recoveries                                              1              0            18
                                                                        -------        -------        ------
                      Balance at end of year                            $ 1,310        $ 1,127        $1,009
                                                                        =======        =======        ======

       There were no impaired loans at December 31, 1999 and 1998 and as such there were no commitments to fund additional amounts to these borrowers. As of December 31, 1999, the Company had one non-accrual loan of $25,000 compared to none at December 31, 1998.

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


 (6) Premises and Equipment, net

       At December 31, premises and equipment consists of the following (in thousands):


                                                       1999                 1998
                                                       ----                 ----

     Land                                           $ 1,400               $    -
     Building                                         1,677                1,677
     Furniture and equipment                          1,474                1,211
     Leasehold improvements                             792                  521
                                                    -------               ------
                                                      5,343                3,409
     Less accumulated depreciation and
       amortization                                   1,490                1,166
                                                    -------               ------
     Total premises and equipment, net              $ 3,853               $2,243
                                                    =======               ======

(7) Deposits

       At December 31, a summary of the maturity of certificates of deposit is as follows:

                                                              1999        1998
                                                              ----        ----
           Certificates of deposit maturing:
               One year or less                             $62,554     $40,949
               One to three years                             2,432       1,518
               Over three years                                 221         660
                                                            -------     -------
                    Total certificates of deposit           $65,207     $43,127
                                                            =======     =======


 (8)   Income Taxes

       Income tax expense from operations for the years ended December 31 is as follows (in thousands):

                                                                          1999           1998          1997
                                                                          ----           ----          ----
                      Federal:
                           Current                                      $ 1,310        $ 1,367       $ 1,205
                           Deferred                                         164            (72)         (111)
                                                                        -------        -------       -------
                                                                          1,474          1,295         1,094
                                                                        -------        -------       -------
                      State:
                           Current                                          291            304           258
                           Deferred                                          27            (12)          (15)
                                                                        -------        -------       -------
                                                                            318            292           243
                                                                        -------        -------       -------
                                                                        $ 1,792        $ 1,587       $ 1,337
                                                                        =======        =======       =======

       Total income tax expense for the years ended December 31 is allocated as follows (in thousands):


                                                                           1999          1998          1997
                                                                           ----          ----          ----
       Income tax expense from operations                                $1,792         $1,587       $ 1,337
       Stockholders' equity  - unrealized loss(gain) on
         securities available for sale and stock options                    337            (23)          (33)
                                                                         ------         ------       -------
                                                                         $2,129         $1,564       $ 1,304
                                                                         ======         ======       =======

       Income tax expense from operations differed from the amounts computed by applying the U.S. federal income tax rate (34% in 1999, 1998 and 1997) to income taxes as a result of the following (in thousands):


                                                                           1999           1998          1997
                                                                           ----           ----          ----
       Computed "expected" tax expense                                  $ 1,676        $ 1,425       $ 1,156
       Increase(decrease) in taxes resulting from:
          State taxes, net of federal income tax benefit                    245            193           160
          Tax-exempt income                                                (135)          (114)          (61)
          Other                                                               6             83            82
                                                                        -------        -------       -------
                                                                        $ 1,792        $ 1,587       $ 1,337
                                                                        =======        =======       =======


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1999 and 1998 are as follows (in thousands):

                                                                                    1999     1998
                                                                                    ----     ----
           Deferred tax assets:
               Bank premises, furniture and equipment,
                  principally due to differences in depreciation                   $  84       55
               Loans, principally due to allowance for loan
                  losses and deferred fee income                                     462      431
               Unrealized loss on securities available
                  for sale                                                           324        0
               Other                                                                  13       26
                                                                                    ----     ----
                             Total gross deferred tax assets                         883      512
                                                                                    ----     ----

           Deferred tax liabilities:
               Deferred fee income                                                    33       81
               Unrealized gain on securities available for sale                        0       13
               Investment securities, principally due to
                  accretion of discounts                                               7        5
               Accrual to cash adjustment                                              0       75
               Other                                                                   0       23
                                                                                    ----     ----
                             Total gross deferred tax liabilities                     40      197
                                                                                    ----     ----
                             Net deferred tax asset                                 $843     $315
                                                                                    ====     ====

       At December 31, 1999, management believes that no valuation allowance for the deferred tax asset is necessary due to sufficient taxes paid in the statutory carryback period.

 (9) Leases

       The Company leases banking facilities under operating leases which expire at various dates through 2012, containing certain renewal options. Rental expense amounted to $542,000, $672,000 and $594,000 for the years ended December 31, 1999, 1998, and 1997, respectively. During 1999, the Bank exercised its option to purchase the main office's land in Englewood Cliffs from a partnership which includes one of the directors of the Company. The purchase price represented the fair value of the land.

       The following is a schedule of future minimum lease payments (exclusive of payments for maintenance, insurance, taxes and additional rental payments based on increases in certain indexes) for operating leases with initial or remaining terms in excess of one year from December 31, 1999 (in thousands):


                             Year ending December 31:
                                2000                                  $   431
                                2001                                      393
                                2002                                      327
                                2003                                      327
                                2004                                      116
                                Thereafter                              1,066
                                                                       ======


(10) Related-party Transactions

       Certain directors of the Bank are associated with professional firms that rendered various professional services for the Bank. The Bank paid the firms, excluding rental payments, approximately $111,000, $113,000 and $93,000 during the years ended December 31, 1999, 1998 and 1997, respectively. It is the Bank's policy not to originate loans to directors, executive officers or their affiliates.

(11) Earnings Per Share Reconciliation

       The Company's calculation of earnings per share is as follows:


                                                                       Year Ended December 31,
                                                              1999              1998             1997
                                                              ----              ----             ----
                                                               (in thousands, except per share data)
       Basic earnings per share:

            Net Income                                        $3,136           $2,603           $2,063
                                                              ======           ======           ======

       Average number of shares outstanding                    2,781            2,780            2,591
                                                              ======           ======           ======

       Basic earnings per share                               $ 1.13           $ 0.94           $ 0.80
                                                              ======           ======           ======


       Diluted earnings per share:

            Net Income                                        $3,136           $2,603           $2,063
                                                              ======           ======           ======

       Average number of shares of common
       stock and equivalents outstanding:
            Average common shares outstanding                  2,781            2,780            2,591

            Additional shares considered in
            diluted computation assuming:
               Exercise of options and warrants                   81               84              158
                                                              ------           ------           ------

       Average number of shares outstanding
       on a diluted basis                                      2,862            2,864            2,749
                                                              ======           ======           ======

       Diluted earnings per share                             $ 1.10           $ 0.91           $ 0.75
                                                              ======           ======           ======


(12) Stockholders' Equity and Dividend Restrictions

       The Bank declared a two for one stock split effective December 1, 1997 and December 6, 1996 as well as 5% stock dividends effective April 1, 1999, April 3, 1998, April 1, 1997, April 1, 1996, April 1, 1995, and
       February 28, 1994.

       The Company's ability to pay cash dividends is based on its ability to receive cash from its bank subsidiary. New Jersey law provides that no dividend may be paid unless, after the payment of such dividend, the capital of the Bank will not be impaired and either the Bank will have statutory surplus of not less than 50% of its capital stock or the payment of such dividend will not reduce the statutory surplus of the Bank. At December 31, 1999, this restriction did not result in any effective limitations on the manner in which the Bank is currently operating.


(13) Benefit Plans

       During 1994, the Bank's stockholders approved the 1994 Stock Option Plan for Non Employee Directors (Directors' Plan) and the 1994 Employee Stock Option Plan (Employees' Plan). The Directors' Plan provided for options to purchase up to 120,809 shares of the Bank's common stock to be issued to directors who are not employees of the Bank. The Employees' Plan provided for options to purchase up to 120,809 shares of the Bank's common stock to be issued to employees of the Bank. Previously issued options to an employee of the Bank were terminated upon adoption of these plans. The option price per share approximates the market value of the Bank's stock on the date of grant. At December 31, 1999, 120,809 granted options to purchase shares remain outstanding under the Directors' Plan and 74,126 granted options are outstanding under the Employees' Plan.

       During 1998, the Bank's stockholders approved the adoption of an additional stock option plan for non-employee directors of the Company (the 1998 Stock Option Plan). The 1998 Stock Option Plan authorized the granting of 157,500 options to purchase shares of the Company's common stock to individuals who were then directors of Bridge View Bancorp. During 1998, 147,000 options were granted to non-employee directors. At December 31, 1999, 10,500 of these options remain available for future distribution.

       A summary of the stock option plans for the years ended December 31, 1999, 1998, and 1997 is as follows:

                                                     Number
                                                       Of                  Option Price
                                                     Shares                  Per Share
                                                     ------                  ---------
Outstanding at December 31, 1996                     181,154                4.02 - 4.97

Granted                                                    -                     -
Exercised                                             (8,946)               4.31 - 4.97
                                                     -------
Outstanding at December 31, 1997                     172,208                4.02 - 4.97

Granted                                              170,783                   25.48
Exercised                                             (1,149)                  4.97
                                                     -------
Outstanding at December 31, 1998                     341,842               4.02 - 25.48

Granted                                                    -                    -
Forfeited                                              1,450               4.97 - 25.48
Exercised                                             (1,357)                  4.97
                                                     -------
Outstanding at December 31, 1999                     341,935               4.02 - 25.48


       At December 31, 1999, 1998, and 1997, the number of options exercisable was 341,935, 341,842, and 172,208, respectively, and the weighted-average price of those options was $14.90, $14.82, and $4.19, respectively.

       At December 31, 1999 and 1998, there were 25,010 and 23,560 additional shares available for grant under the Plans. No options were granted during 1999, while a total of 170,783 options were granted in 1998. The per share weighted-average fair values of stock options granted during 1998 were $7.16 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 1998 : expected dividend yields of 5.80% and 3.06%, risk-free interest rates of 5.4% and 6.3%, and expected lives of five years.

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


                                     1999              1998              1997
                                     ----              ----              ----
Net income:
     As reported                  $ 3,136           $ 2,603           $ 2,063
     Pro forma                      2,891             2,358             2,063
                                    =====             =====             =====

Basic earnings per share:
     As reported                   $ 1.13            $ 0.94            $ 0.80
     Pro forma                       1.04              0.85              0.80
                                     ====              ====              ====

Diluted earnings per share:
     As reported                   $ 1.10            $ 0.91            $ 0.75
     Pro forma                       1.01              0.82              0.75
                                     ====              ====              ====



       The Company currently offers a 401(k) profit sharing plan (the Plan) covering all full-time employees, wherein employees can invest up to 15% of their pretax earnings. The Company matches a percentage of employee contributions at the Board's discretion. The Company made matching contributions of $26,000, $28,000, and $22,000 in the years ended December 31, 1999, 1998, and 1997, respectively.

       During 1998, the Company provided its directors with a Director Retirement Plan. The Plan provides for a retirement benefit payable over a 5 year period or a death benefit to be provided to the director's beneficiaries. During 1999 and 1998, the amount charged to expense related to the Retirement Plan was $140,000 and $50,000, respectively.

(14) Regulatory Capital Requirements

       Federal Deposit Insurance Corporation (FDIC) regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 1999, the Bank was required to maintain (i) a minimum leverage ratio of Tier I capital to total adjusted assets of 4.0%, and (ii) minimum ratios of Tier I and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

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

       Management believes that, as of December 31, 1999, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

       The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 1999 and 1998, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution:


                                                                                    FDIC requirements
                                                                     -------------------------------------------
                                                                      Minimum capital        For classification
                                              Bank actual                adequacy            as well capitalized
                                           ------------------        ----------------        -------------------
                                            Amount     Ratio          Amount    Ratio         Amount      Ratio
                                           --------   -------        --------  -------       --------    -------
December 31, 1999:
    Leverage (Tier I)
    Capital                                $19,329     10.22%         $7,562    4.00%         $ 9,452      5.00%
    Risk-based capital:
       Tier I                               19,729     16.01           4,931    4.00            7,396      6.00
       Total                                21,039     16.71           9,861    8.00           12,327     10.00

December 31, 1998:
    Leverage (Tier I)
    Capital                                $17,220     11.11%         $6,198    4.00%          $ 7,748     5.00%
    Risk-based capital:
       Tier I                               17,220     15.68           4,393    4.00             6,590     6.00
       Total                                18,347     16.71           8,786    8.00            10,982    10.00


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

       The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet loans. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Outstanding available loan commitments, primarily variable rate home equity loans, at December 31, 1999 and 1998 totaled $34.9 million and $29.8 million, respectively. Additionally, unused credit card commitments totaled $944,000 at December 31, 1999.

(15) Continued

       Most of the Company's lending activity is with customers located in Bergen County, New Jersey. At December 31, 1999 and 1998, respectively, the Company had outstanding letters of credit to customers totaling $2,323,000 and $672,000 whereby the Company guarantees performance to a third party. These letters of credit generally have fixed expiration dates of one year or less.


(16) Financial Information of Parent Company

       The following information on the parent only financial statements as of December 31, 1999 and 1998 and for the years then ended should be read in conjunction with the notes to the consolidated financial statements.

                        Statement of Financial Condition

                                                                                      December 31,
                                                                              1999                   1998
                                                                              ----                   ----
                                                                                      (in thousands)
        Assets:
             Cash and due from subsidiary                                    $   862                 $ 1,324
             Equity securities                                                   328                       -
             Investment in subsidiary                                         18,104                  15,927
             Other assets                                                         56                       7
                                                                             -------                 -------
                       Total assets                                          $19,350                 $17,258
                                                                             =======                 =======

        Liabilities:
             Due to subsidiary                                               $    21                 $    21
        Shareholders' equity:
             Common stock                                                     19,035                  16,379
             Other comprehensive (loss) income, net of taxes                    (485)                     17
             Retained earnings                                                   779                     841
                                                                             -------                 -------
                       Total shareholders' equity                             19,329                  17,237
                                                                             -------                 -------
                       Total liabilities and shareholders'
                          Equity                                             $19,350                 $17,258
                                                                             =======                 =======

(16) Continued

                               Statement of Income

                                                                                   For the years ended
                                                                                        December 31,
                                                                      1999                   1998                    1997
                                                                      ----                   ----                    ----
Dividend income from subsidiary                                      $  550                  $  524                 $  468
Expenses                                                                 (7)                     (8)                    (7)
                                                                     ------                  ------                 ------

Income before equity in undistributed
  earnings of subsidiary bank                                           543                     516                    461
Income after equity in undistributed
  earnings of subsidiary bank                                         2,593                   2,087                  1,602
                                                                     ------                  ------                 ------
                             Net income                              $3,136                  $2,603                 $2,063
                                                                     ======                  ======                 ======


                             Statement of Cash Flow

                                                                                   For the years ended
                                                                                        December 31,
                                                                      1999                   1998                    1997
                                                                      ----                   ----                    ----
Cash flows from operating activities:
     Net income                                                     $ 3,136                 $ 2,603                $ 2,063
     Adjustments to reconcile net income to net
       cash provided by operating activities:
           Equity in undistributed earning of the
             subsidiary bank                                         (2,593)                 (2,087)                (1,602)
           Decrease in other assets, net                                  6                       6                      7
                                                                     ------                 -------                -------
              Net cash provided by operating activities                 549                     522                    468

Cash flows from investing activities:
     Purchases of securities                                           (469)                      -                      -
                                                                     ------                 -------                -------
          Net cash used in financing activities                        (469)                      -                      -

Cash flows from financing activities:
     Dividends paid                                                    (550)                   (524)                  (468)
     Proceeds from exercise of options                                    8                       6                  1,320
                                                                     ------                 -------                -------
          Net cash (used in) provided by financing
            activities                                                 (542)                   (518)                   852

          Net change in cash for the period                            (462)                      4                  1,320

          Net cash at beginning of year                               1,324                   1,320                      -
                                                                     ------                 -------                -------
          Net cash at end of year                                    $  862                 $ 1,324                $ 1,320
                                                                     ======                 =======                =======


(17) Fair Value of Financial Instruments

       Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Bank disclose the estimated fair value of its financial instruments whether or not recognized in the consolidated balance sheet. Fair value estimates and assumptions are set forth below for the Bank's financial instruments at December 31, 1999 and 1998 (in thousands):


                                                                         1999                        1998
                                                               ------------------------     -----------------------
                                                                                Esti-                      Esti-
                                                                 Carry-      mated fair       Carry-     mated fair
                                                               ing amount       value       ing amount      value
                                                               ----------    ----------     ----------   ----------
        Financial assets:
            Cash and cash equivalents                          $ 11,270        11,270         34,134       34,134
            Securities available for sale                        22,207        22,207          6,979        6,979
            Investment securities                                46,846        46,577         28,474       28,614
            Net loans                                           116,961       116,834         96,955      101,107
        Financial liabilities - deposits                        183,205       183,060        152,700      152,857
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

(17) Continued

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

           Commitments to Extend Credit

           The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements; at December 31, 1999 and 1998, such amounts were not material.

           Limitation

           The preceding fair value estimates were made at December 31, 1999 and 1998, based on pertinent market data and relevant information on the financial instrument. These estimates do not include any premium or discount that could result from an offer to sell at one time the Bank's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Bank's financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors. Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

           Since these fair value approximations were made solely for on- and off-balance-sheet financial instruments at December 31, 1999 and 1998, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

(18) Quarterly Financial Data  (unaudited)

The following represents summarized unaudited quarterly financial data of the Company which, in the opinion of management, reflects adjustments (comprising only normal recurring accruals) necessary for fair presentation.

                               Three Months Ended
                      (in thousands, except per share data)

                                             December 31       September 30         June 30        March 31
                                             -----------       ------------         -------        --------
1999
Interest income                             $      3,580        $    3,269        $    2,939       $   2,770
Interest expense                                     982               814               681             705
                                            ------------        ----------        ----------       ---------
Net interest income                                2,598             2,455             2,258           2,065
Provision for loan losses                             60                45                50              40
Other expense, net                                 1,066             1,070             1,064           1,053
Provision for federal and state
     income taxes                                    535               488               414             355
                                            ------------        ----------        ----------       ---------
Net income                                  $        937        $      852        $      730       $     617
                                            ============        ==========        ==========       =========

Net earnings per share:
     Basic                                  $       0.34        $     0.31        $     0.26       $    0.22
                                            ============        ==========        ==========       =========
     Diluted                                $       0.33        $     0.30        $     0.25       $    0.22
                                            ============        ==========        ==========       =========


1998
Interest income                             $      2,776        $    2,849        $    2,708       $   2,550
Interest expense                                     751               765               761             729
                                            ------------        ----------        ----------       ---------
Net interest income                                2,025             2,084             1,947           1,821
Provision for loan losses                              0                20                40              80
Other expense, net                                   838               897               890             922
Provision for federal and state
     income taxes                                    431               442               391             323
                                            ------------        ----------        ----------       ---------
Net income                                  $        756        $      725        $      626       $     496
                                            ============        ==========        ==========       =========

Net earnings per share:
     Basic                                  $       0.27        $     0.26        $     0.23       $    0.18
                                            ============        ==========        ==========       =========
     Diluted                                $       0.26        $     0.25        $     0.22       $    0.17
                                            ============        ==========        ==========       =========

                                       62

(19) Recent Accounting Pronouncements

SFAS 133
In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 supersedes the disclosure requirements in SFAS No. 80, 105, and 119. This statement was to be effective for periods after June 15, 1999. SFAS 137 delayed the effective date to fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                BRIDGE VIEW BANCORP
                                                By:  /s/  Albert F. Buzzetti
                                                     ---------------------------
                                                     Albert F. Buzzetti
                                                     President and CEO
Dated : March 24, 2000

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

================================================================================
           Name                               Title                     Date
--------------------------------------------------------------------------------

/s/  Albert F. Buzzetti              President, Chief            March 24, 2000
--------------------------------     Executive Officer and
Albert F. Buzzetti                   Director

/s/  Gerald A. Calabrese             Director                    March 24, 2000
---------------------------------
Gerald A. Calabrese

/s/  Glenn L. Creamer                Director                    March 24, 2000
---------------------------------
Glenn L. Creamer

/s/  Bernard Mann                    Director                    March 24, 2000
---------------------------------
Bernard Mann

/s/  Mark Metzger                    Director                    March 24, 2000
---------------------------------
Mark Metzger

/s/  Jeremiah F. O'Connor            Director                    March 24, 2000
---------------------------------
Jeremiah F. O'Connor

/s/  Joseph C. Parisi                Director                    March 24, 2000
---------------------------------
Joseph C. Parisi

/s/  John A. Schepisi                Director                    March 24, 2000
---------------------------------
John A. Schepisi