Form 10-Q
period 2000-03-31
BRIDGE VIEW BANCORP
filed 2000-05-12
CIK 1022809

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the transition period from ___________ to   _____________.

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

              2,921,253 shares of Common Stock as of April 30, 2000

                                      INDEX

                               BRIDGE VIEW BANCORP




Part I  -  Financial Information


Item 1.  Financial Statement

         Consolidated Statements of Financial Condition as of March 31, 2000 (unaudited) and December 31, 1999

         Consolidated Statements of Income
         for the three months ended March 31, 2000 and 1999  (unaudited)

         Consolidated Statements of Cash Flows
         for the three months ended March 31, 2000 and 1999  (unaudited)

         Notes to Unaudited Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               BRIDGE VIEW BANCORP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

                                                                  March 31,         December 31,
                                                                    2000                1999
                                                                ------------        ------------
ASSETS                                                                     (unaudited)
Cash and cash equivalents:
     Cash and due from banks ...........................          $  10,282           $  11,270
     Federal funds sold ................................              3,000                   0
                                                                  ---------           ---------
TOTAL CASH AND CASH EQUIVALENTS ........................             13,282              11,270
                                                                  ---------           ---------
Securities:
     Available for sale ................................             23,330              22,207
     Held to maturity ..................................             40,997              46,846
                                                                  ---------           ---------
TOTAL SECURITIES .......................................             64,327              69,053
                                                                  ---------           ---------
Loans, net of allowance for losses of $1,335 and $1,310,
and deferred loan fees of $288 and $274, respectively ..            120,662             116,961
Premises and equipment, net ............................              3,887               3,853
Accrued interest receivable and other assets ...........              2,481               2,135
                                                                  ---------           ---------
TOTAL ASSETS ...........................................          $ 204,639           $ 203,272
                                                                  =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing demand
     deposits ..........................................          $  56,035           $  51,996
     Interest bearing deposits:
          Savings and time deposits ....................             92,387              96,101
          Certificates of deposit $100,000+ ............             35,058              35,108
                                                                  ---------           ---------
TOTAL DEPOSITS .........................................            183,480             183,205
Accrued interest payable and other liabilities                        1,177                 738
                                                                  ---------           ---------
TOTAL LIABILITIES ......................................            184,657             183,943
Commitments and Contingencies
Stockholders' equity:
     Common stock, no par value,
     authorized 10,000,000 shares issued
     and outstanding 2,921,253 in 2000
     and 2,920,767 in 1999 .............................             21,263              19,035
     (Accumulated deficit)retained earnings(note 2) ....               (859)                779
     Accumulated other comprehensive loss ..............               (422)               (485)
                                                                  ---------           ---------
TOTAL STOCKHOLDERS' EQUITY .............................             19,982              19,329
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 204,639           $ 203,272
                                                                  =========           =========

            See notes to unaudited consolidated financial statements.

                               BRIDGE VIEW BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                            (unaudited, in thousands)

                                                                             Three months ended March 31,
                                                                                2000            1999
                                                                                ----            ----
Interest Income:
   Loans, including fees .............................................          $2,554          $2,049
   Federal funds sold ................................................              22             256
   Investment Securities
      Taxable ........................................................             865             365
      Tax - exempt ...................................................             109             100
                                                                                ------          ------
TOTAL INTEREST INCOME ................................................           3,550           2,770

Interest Expense:
   Savings deposits ..................................................             198             184
   Other time deposits ...............................................             341             274
   Time deposits $100,000+ ...........................................             450             247
                                                                                ------          ------
TOTAL INTEREST EXPENSE ...............................................             989             705

               Net Interest Income ...................................           2,561           2,065

Provision for loan losses ............................................              50              40

Net interest income after provision for loan
losses ...............................................................           2,511           2,025

Non-interest income:
   Service charge income .............................................             326             322
                                                                                ------          ------
TOTAL NON-INTEREST INCOME ............................................             326             322

Non-interest expense:
   Salaries and employee benefits ....................................             761             657
   Occupancy and equipment expense ...................................             310             341
   Other .............................................................             407             377
                                                                                ------          ------
TOTAL NON-INTEREST EXPENSE ...........................................           1,478           1,375

Income before income taxes ...........................................           1,359             972

Income tax expense ...................................................             493             355
                                                                                ------          ------

NET INCOME ...........................................................          $  866          $  617
                                                                                ======          ======

Earnings per share:
     Basic ...........................................................          $ 0.30           $0.21
     Diluted .........................................................          $ 0.29           $0.21

            See notes to unaudited consolidated financial statements.

                               BRIDGE VIEW BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                 Three months ended March 31,
                                                                                   2000                1999
                                                                                 ---------           --------
Cash flows from operating activities:
     Net Income ........................................................          $    866           $    617
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization ..................................                96                 68
        Provision for loan losses ......................................                50                 40
        Gains from sales of loans held for sale ........................                 4                 17
        (Increase)decrease in accrued interest receivable
        and other assets ...............................................              (346)               428
        Increase(decrease) in accrued interest payable and
         Other liabilities .............................................               439               (104)
                                                                                  --------           --------
Net cash provided by operating activities ..............................             1,109              1,066

Cash flows from investing activities:
     Proceeds from maturities of investment securities .................            11,215             12,447
     Purchases of investment securities ................................            (6,716)           (14,587)
     Net (increase)decrease in loans ...................................            (3,701)               775
     Additions to premises and equipment ...............................               (34)            (1,439)
                                                                                  --------           --------
Net cash provided by(used in) investing activities .....................               764             (2,804)

Cash flows from financing activities:
     Net increase in deposits ..........................................               275              6,960
     Proceeds from issuance of common stock ............................                 3                  0
     Cash paid for dividends ...........................................              (139)              (132)
                                                                                  --------           --------
Net cash provided by financing activities ..............................               139              6,828

Net change in cash and cash equivalents ................................             2,012              5,090
Cash and cash equivalents at beginning of period .......................            11,270             34,134
                                                                                  --------           --------
Cash and cash equivalents at end of period .............................          $ 13,282           $ 39,224

Cash paid during the period for:
     Interest ..........................................................               988                701
     Income taxes ......................................................               424                222

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

       The consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the annual report on Form 10-K for the year ended December 31, 1999. The results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

       Organization

       The Bank is a commercial bank which provides a full range of banking services to individuals and corporate customers in New Jersey. The Bank is subject to competition from other financial institutions. The Bank is regulated by state and federal agencies and is subject to periodic examinations by those regulatory authorities.

       Basis of Financial Presentation

       The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the year. Actual results could differ significantly from those estimates. Certain prior period amounts have been reclassified to conform to the financial statements presentation of 2000. The reclassifications have no effect upon stockholders' equity or net income as previously reported.

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


(2)    Retained Earnings - Stock Dividend

       The Company declared a 5% Stock Dividend (the "2000 Stock Dividend") on March 30, 2000 and paid the dividend on April 15, 2000. Retained earnings decreased by the market value of shares issued in connection with the 2000 Stock Dividend. Earnings per share for 1999 has been restated to reflect the effect of the stock dividend.

 (3)   Earnings Per Share Reconciliation

       The reconciliation of the numerator and the denominator of Basic EPS with that of Diluted EPS is presented for the three month periods ended March 31, 2000, and 1999.

                                                            Three Months Ended
                                                                 March 31,
                                                          2000             1999
                                                          ----             ----
                                                              (in thousands,
                                                          except per share data)
        Basic earnings per share:

             Net Income                                   $  866             617
                                                          ======          ======

        Average number of shares outstanding               2,921           2,921
                                                          ======          ======

        Basic earnings per share                          $ 0.30            0.21
                                                          ======          ======


        Diluted earnings per share:

             Net Income                                   $  866             617
                                                          ======          ======

        Average number of shares of common
        stock and equivalents outstanding:
             Average common shares outstanding             2,921           2,921

             Additional shares considered in
             diluted computation assuming:
                Exercise of options and warrants              82              86
                                                          ------          ------

        Average number of shares outstanding
        on a diluted basis                                 3,003           3,007
                                                          ======          ======

        Diluted earnings per share                        $ 0.29            0.21
                                                          ======          ======

(4)     Comprehensive Income

        Total comprehensive income is presented for the three month periods ended March 31, 2000 and 1999, respectively.


                                                 Three months ended March 31,
         (in thousands)                             2000           1999
                                                    ----           ----
         Comprehensive Income
         Net income                                 $ 866          $ 617
         Other comprehensive income(loss),
           net of taxes                                63            (12)
                                                    -----          -----
         Total comprehensive income                 $ 929          $ 605

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

       RESULTS OF OPERATIONS - Three Months Ended March 31, 2000 and 1999

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

NET INCOME
For the three months ended March 31, 2000, net income increased by $249,000 or 40.4% to $866,000 from $617,000 for the three months ended March 31, 1999. The increase in net income is primarily the result of a 24.0%, increase in net interest income to $2,561,000 in 2000 from $2,065,000 in the prior year combined with effective control of operating expenses, which increased by only 7.5% between first quarter 1999 and first quarter 2000.

Interest expense increased $284,000 or 40.3% for the three months ended March 31, 2000 to $989,000 as compared to $705,000 for the three months ended March 31, 1999. This increase reflects the increase in deposits since March, 1999 coupled with the effect of rising interest rates.

On a per share basis, basic earnings per share were $0.30 for the quarter ended March 31, 2000 as compared to $0.21 for the quarter ended March 31, 1999. Diluted earnings per share were $0.29 for the first quarter of 2000 as compared to $0.21 for the first quarter of 1999. Per share data has been restated to reflect the 2000 5% stock dividend.

PROVISION FOR LOAN LOSSES
For the quarter ended March 31, 2000, the Company's provision for loan losses was $50,000, an increase of $10,000 from the provision of $40,000 for the quarter ended March 31, 1999. The increased provision reflects the overall growth of the loan portfolio.

NON-INTEREST INCOME
Non-interest income, which was primarily attributable to service fees received from deposit accounts, amounted, for the three months ended March 31,2000, to $326,000, an increase of $4,000 above the $322,000 from the three months ended March 31, 1999. The increase in service fees is attributable to the higher level of average deposits.

NON-INTEREST EXPENSE
Non-interest expenses for the quarter ended March 31, 2000 amounted to $1,478,000, an increase of $103,000 over the $1,375,000 for the quarter ended March 31, 1999. This slight increase continues to be related primarily to staff additions, occupancy expense, data processing fees, customary increases for salary and employee benefits, as well as other administrative expenses resulting from the bank's growth and its newest branch which was opened during the first quarter of 2000.

INCOME TAX EXPENSE
The income tax provision, which includes both federal and state taxes, for the quarters ended March 31, 2000 and 1999 was $493,000 and $355,000, respectively. The increase in income taxes is a direct result of the increase in income before taxes in 2000.

           FINANCIAL CONDITION: March 31, 2000 and December 31, 1999

At March 31, 2000, the Company's total assets were $204,639,000 compared to $203,272,000 at December 31, 1999. Total loans increased to $122,285,000 at March 31, 2000 from $118,545,000 at December 31, 1999. Total deposits at March 31, 2000 were $183,480,000 compared to $183,205,000 at December 31, 1999.

LOAN PORTFOLIO
At March 31, 2000, the Company's total loans were $122,285,000, an increase of $3,740,000 or 3.2% over total loans of $118,545,000 at December 31, 1999. The increase in the loan portfolio continues to be attributable to the effect of customer referrals, selective marketing, and growth within the local Bergen County community. Management maintains that the Company will remain successful in loan origination in this market due to the fact that, through mergers and acquisitions, the Company's trade area is now primarily served by large institutions, frequently headquartered out of state. Management believes that it is not cost-efficient for these larger institutions to provide the level of personal service the Company provides to small business borrowers.

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

The Company's loans are primarily to businesses and individuals located in eastern Bergen County, New Jersey. The Company has not made loans to borrowers outside of the United States. Commercial lending activities are focused primarily on lending to small business borrowers. The Company believes that its strategy of customer service, competitive rate structures, and selective marketing have enabled the Company to gain market share to local loans. Bank mergers and lending restrictions at larger banks competing with the Company have also contributed to the Company's success in attracting borrowers.

The following table sets forth the classification of the Company's loans by major category as of March 31, 2000 and December 31, 1999, respectively:

                          March 31, 2000                    December 31, 1999
                          --------------                   ------------------
                                       (Dollars in thousands)

                       Amount         Percent            Amount         Percent
                       ------         -------            ------         -------
Commercial            $ 85,151         69.6%            $ 83,638         70.6%
Mortgage                19,749         16.2%              18,567         15.7%
Consumer                17,385         14.2%              16,340         13.7%
                      --------         ----             --------         ----

Total Loans           $122,285          100%            $118,545          100%
                      ========         ====             ========         ====

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

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:

                              Non-Performing Assets
                             (dollars in thousands)

                                                  March 31,       December 31,
                                                    2000              1999
                                                  ---------       ------------

Non-performing loans                                 $49              $25
Other real estate                                      0                0
                                                     ---              ---
     Total non-performing assets                     $49              $25

Non-performing loans to total gross loans           0.04%            0.02%
Non-performing assets to total assets               0.02%            0.01%

As of March 31, 2000, the Company had one non-accrual loan which represented a commercial loan. At December 31, 1999, the Company had one non-accrual loan which represented a line of credit.

Other than as disclosed above, there were no loans where information about possible credit problems of borrowers causes management to have serious doubts as to the ultimate collectibility of such loans.

As of March 31, 2000 and December 31, 1999, there were no concentrations of loans exceeding 25% of the Company's total loans and the Company had no foreign loans. The Company's loans are primarily to businesses and individuals located in eastern Bergen County, New Jersey.

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

The Company's allowance for loan losses totaled $1,335,000 and $1,165,000 at March 31, 2000 and 1999, respectively. This increase in the allowance is due to the continued growth of the loan portfolio. The following is a summary of the reconciliation of the allowance for loan losses for the three month periods ended March 31, 2000 and 1999, respectively:

                                                        Three months ended
                                                             March 31,
                                                     2000                 1999
                                                     ----                 ----
                                                       (dollars in thousands)

Balance, beginning of period                        $ 1,310             $ 1,127
Charge-offs                                             (25)                 (2)
Recoveries                                                0                   0
Provision charged to expense                             50                  40
                                                    -------             -------
Balance, end of period                              $ 1,335             $ 1,165
                                                    =======             =======

Ratio of net charge-offs to
  average loans outstanding                            0.02%               0.00%

Balance of allowance at end of period as
  a percentage of loans at end of period               1.09%               1.20%

INVESTMENT SECURITIES

The Company maintains an investment portfolio to fund increased loan demand or deposit withdrawals and other liquidity needs and to provide an additional source of interest income. The portfolio is comprised of U.S. Treasury Securities, obligation of U.S. Government Agencies, selected municipal and state obligations, stock in the Federal Home Loan Bank ("FHLB"), and equity securities of another financial institution.

Management determines the appropriate classification of securities at the time of purchase. At March 31, 2000, $40,997,000 of the Company's investment securities were classified as held to maturity and $23,330,000 were classified as available for sale. At March 31, 2000, the Company held no securities which it classified as trading securities.

At March 31, 2000, total investment securities were $64,327,000, a decrease of $4,726,000, from total investment securities of $69,053,000 at December 31, 1999. This decrease in investment securities from year end 1999 to first quarter end 2000 reflects maturity of investment securities which were used to fund loan growth.

The following table sets forth the carrying value of the Company's security portfolio as of the dates indicated.

A comparative summary of securities available for sale at March 31, 2000 and December 31, 1999 is as follows (in thousands):

                                                                         Gross           Gross          Fair
                                                        Amortized     Unrealized      Unrealized       Market
                                                           Cost          Gains          Losses          Value
                                                       -----------    ------------    ------------    ----------
March 31, 2000
--------------
U.S. Government and agency
   Obligations                                            $23,053               -           (575)       $22,478
FHLBNY stock                                                  512               -               -           512
Other equity securities                                       469               -           (129)           340
                                                       -----------    ------------    ------------    ----------
   Total available for sale                               $24,034               -           (704)       $23,330

December 31, 1999
-----------------
U.S. Government and agency
   Obligations                                            $22,035               -           (668)       $21,367
FHLBNY stock                                                  512               -               -           512
Other equity securities                                       469               -           (141)           328
                                                       -----------    ------------    ------------    ----------
   Total available for sale                               $23,016               -           (809)       $22,207

A comparative summary of securities held to maturity at March 31, 2000 and December 31, 1999 is as follows (in thousands):

                                                                         Gross           Gross          Fair
                                                        Amortized     Unrealized      Unrealized       Market
                                                           Cost          Gains          Losses          Value
                                                       -----------    ------------    ------------    ----------
March 31, 2000
--------------
U.S. Government and agency
   Obligations                                            $31,584               3           (361)       $31,226
Municipal and state obligations                             9,413               2               -         9,415
                                                       -----------    ------------    ------------    ----------
   Total held to maturity                                 $40,997               5           (361)       $40,641

December 31, 1999
-----------------
U.S. Government and agency
   Obligations                                            $34,596               -           (273)       $34,323
Municipal and state obligations                            12,250               4               -        12,254
                                                       -----------    ------------    ------------    ----------
   Total held to maturity                                 $46,846               4           (273)       $46,577

The following table sets forth as of March 31, 2000, the maturity distribution of the Company's debt investment portfolio:

                     Maturity of Debt Investment Securities
                                 March 31, 2000
                                 (in thousands)

                                                Securities                                     Securities
                                              Held to Maturity                              Available for Sale
                                 ----------------------------------------------    --------------------------------------------
                                                                     Weighted                                        Weighted
                                   Amortized        Market           Average       Amortized         Market          Average
                                     Cost           Value             Yield           Cost            Value           Yield
                                 ------------     -------------    ------------    ------------    ------------    ------------
Within 1 Year                        $17,131         $17,116          5.82%           $2,981         $ 2,976          5.73%

1 to 5 Years                          23,866          23,525          6.01%           20,072          19,502          6.31%


                                     -------         -------                         -------         -------

                                     $40,997         $40,641                         $23,053         $22,478
                                     =======         =======                         =======         =======


The Company sold no securities from its portfolio during the first quarter of 2000 or 1999.

DEPOSITS
Deposits are the Company's primary source of funds. The Company experienced a growth in deposit balances of $275,000 or 0.2% to $183,480,000 at March 31, 2000 as compared to $183,205,000 at December 31, 1999. This growth was accomplished as a result of continued market penetration as well as continued customer referrals. Within the increase in total deposits, non-interest bearing deposits grew $4,039,000 or 7.8% to $56,035,000 at March 31, 2000 from $51,996,000 at
December 31, 1999. The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the amount of various types of deposits for each of the periods indicated (in thousands):

                                                       March 31,                  December 31,
                                                         2000                        1999
                                                         ----                        ----
                                                Amount           %           Amount          %
                                                ------           -           ------          -
      Non-interest Bearing Demand               $56,035         30.5%        $51,996        28.4%
      Interest Bearing Demand                    43,193         23.5%         44,088        24.1%
      Savings                                    21,827         11.9%         21,914        12.0%
      Time Deposits                              62,425         34.1%         65,207        35.5%
                                               --------         -----       --------        -----

                                               $183,480          100%       $183,205         100%
                                               ========          ====       ========         ====

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of March 31, 2000 (in thousands).

         Three months or less                                  $    17,584
         Over three months through twelve months                    17,049
         Over one year through three years                             425
         Over three years                                                0
                                                               -----------

         TOTAL                                                 $    35,058
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

The Company's total deposits equaled $183,480,000 at March 31, 2000 as compared to $183,205,000 at December 31, 1999. The increase in funds provided by deposit inflows and maturity of securities during this period has been more than sufficient to provide the Company's loan demand and excess funds have been invested in investment securities and federal funds sold.

Through the Company's investment portfolio, the Company has generally sought to obtain a safe, yet slightly higher yield than would have been available to the Company as a net seller of overnight federal funds while still maintaining liquidity. Through its investments portfolio, the Company also attempts to manage its maturity gap by seeking maturities of investments which coincide as closely as possible with maturities of deposits. The Bank's investment portfolio also includes securities available for sale to provide liquidity for anticipated loan demand and other liquidity needs.

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

                     Cumulative Rate Sensitive Balance Sheet
                                 March 31, 2000
                                 (in thousands)

                                0 - 3       0 - 6            0 - 1       0 - 5                     All
                                Months      Months           Year         Year       5 + Years    Others             TOTAL
                                ------      ------           ----         ----       ---------    ------             -----
Investment Securities            $ 9,408     $ 10,658      $ 20,108     $ 62,476     $    999     $    852          $ 64,327

Loans:
     Commercial                   27,157       28,056        31,282       78,601        6,550            0            85,151
     Mortgage                        127          127           711       14,724        5,025            0            19,749
     Consumer                     14,485       14,500        14,555       17,167          218            0            17,385

Federal Funds Sold                 3,000        3,000         3,000        3,000            0            0             3,000
Other Assets                           0            0             0            0            0       15,027            15,027
                                 -------     --------      --------     --------     --------     --------          --------

TOTAL ASSETS                     $54,177     $ 56,341      $ 69,656     $175,968     $188,760     $204,639          $204,639
                                 =======      =======       =======     ========     ========     ========          ========

Transaction /
Demand                           $28,408     $ 28,408      $ 28,408     $ 28,408     $      0     $      0          $ 28,408
Money Market                      14,786       14,786        14,786       14,786            0            0            14,786
Savings                           21,827       21,827        21,827       21,827            0            0            21,827
CD's < $100,000                   13,717       21,473        25,900       27,367            0            0            27,367
CD's > $100,000                   17,584       30,194        34,633       35,058            0            0            35,058
Other Liabilities                      0            0             0            0            0       57,211            57,211
Equity                                 0            0             0            0            0       19,982            19,982
                                 -------     --------      --------     --------     --------     --------          --------

TOTAL LIABILITIES AND EQUITY     $96,322     $116,688      $125,554     $127,446     $127,446     $204,639          $204,639
                                 =======     ========      ========     ========     ========     ========          ========

Dollar Gap                      (42,145)     (60,347)      (55,898)       48,522       61,314
Gap / Total Assets               -20.60%      -29.49%       -27.32%       23.71%       29.96%
Target Gap Range                +/-35.0%    +/- 30.0%     +/- 25.0%     +/-25.0%
RSA / RSL                         56.25%       48.28%        55.48%      138.07%      148.11%
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

The following table summarizes the risk-based and leverage capital ratios for the Bank at March 31, 2000, as well as the required minimum regulatory capital ratios:

                                Capital Adequacy

                                                                    Minimum
                                         March 31,                 Regulatory
                                           2000                   Requirements
                                         ---------                ------------
Risk-Based Capital:
         Tier I Capital Ratio             15.95%                     4.0%
         Total Capital Ratio              16.71%                     8.0%
Leverage Ratio                            10.01%                     3.0%

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




                                     By:  /s/  Albert F. Buzzetti
                                        ---------------------------------------
                                        (Registrant - Bridge View Bancorp)
                                          Albert F. Buzzetti
                                          President and Chief Executive Officer




Date:  May 12, 2000

                                INDEX TO EXHIBITS


Exhibit
Number                     Description of Exhibits
-------                    -----------------------

  27                       Financial Data Schedule