Form 10-Q
period 2000-06-30
BRIDGE VIEW BANCORP
filed 2000-08-11
CIK 1022809

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
       _____________.

       Commission file number: 1-12165

                              Bridge View Bancorp
             (Exact name of registrant as specified in its charter)

New Jersey                                           22-3461336
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

              2,921,981 shares of Common Stock as of July 31, 2000

                                     INDEX

                              BRIDGE VIEW BANCORP




Part I  -  Financial Information
--------------------------------


Item 1.  Financial Statement

         Consolidated Statements of Financial Condition as of June 30, 2000 (unaudited) and December 31, 1999

         Consolidated Statements of Income
         for the three months ended June 30, 2000 and 1999 (unaudited) and the six months ended June 30, 2000 and 1999 (unaudited)

         Consolidated Statements of Cash Flows
         for the six months ended June 30, 2000 and 1999  (unaudited)

         Notes to Unaudited Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              BRIDGE VIEW BANCORP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)


                                                                June 30,   December 31,
                                                                  2000         1999
                                                               ---------    ---------
ASSETS                                                        (unaudited)
Cash and cash equivalents:
     Cash and due from banks ...............................   $  15,152    $  11,270
     Federal funds sold ....................................       6,700            0
                                                               ---------    ---------
TOTAL CASH AND CASH EQUIVALENTS ............................      21,852       11,270
                                                               ---------    ---------
Securities:
     Available for sale ....................................      22,384       22,207
     Held to maturity ......................................      39,285       46,846
                                                               ---------    ---------
TOTAL SECURITIES ...........................................      61,669       69,053
                                                               ---------    ---------
Loans, net of allowance for losses of $1,371 and $1,310,
and deferred loan fees of $382 and $274, respectively ......     123,041      116,961
Premises and equipment, net ................................       3,904        3,853
Accrued interest receivable and other assets ...............       2,216        2,135
                                                               ---------    ---------
TOTAL ASSETS ...............................................   $ 212,682    $ 203,272
                                                               =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing demand
     deposits ..............................................   $  62,044    $  51,996
     Interest bearing deposits:
          Savings and time deposits ........................     100,354       96,101
          Certificates of deposit $100,000+ ................      28,578       35,108
                                                               ---------    ---------
TOTAL DEPOSITS .............................................     190,976      183,205
Accrued interest payable and other liabilities .............         712          738
                                                               ---------    ---------
TOTAL LIABILITIES ..........................................     191,688      183,943
Commitments and Contingencies
Stockholders' equity:
     Common stock, no par value,
     authorized 10,000,000 shares issued
     and outstanding 2,921,981 in 2000
     and 2,920,767 in 1999 .................................      21,266       19,035
     Retained earnings .....................................         147          779
     Accumulated other comprehensive loss ..................        (419)        (485)
                                                               ---------    ---------
TOTAL STOCKHOLDERS' EQUITY .................................      20,994       19,329
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................   $ 212,682    $ 203,272
                                                               =========    =========



           See notes to unaudited consolidated financial statements.

                              BRIDGE VIEW BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME
                           (unaudited, in thousands)


                                                       Three months ended       Six months ended
                                                            June 30,                June 30,
                                                        2000        1999        2000        1999
                                                       ------      ------      ------      ------
Interest Income:
   Loans, including fees .........................     $2,730      $2,152      $5,265      $4,201
   Federal funds sold ............................         66         176          88         432
   Investment Securities
      Taxable ....................................        835         521       1,719         886
      Tax - exempt ...............................        104          90         213         190
                                                       ------      ------      ------      ------
TOTAL INTEREST INCOME ............................      3,735       2,939       7,285       5,709

Interest Expense:
   Savings deposits ..............................        220         189         408         373
   Other time deposits ...........................        345         264         686         538
   Time deposits $100,000 + ......................        376         228         827         475
   Borrowed funds ................................          2        --            11        --
                                                       ------      ------      ------      ------
TOTAL INTEREST EXPENSE ...........................        943         681       1,932       1,386

               Net Interest Income ...............      2,792       2,258       5,353       4,323

Provision for loan losses ........................         40          50          90          90

Net interest income after provision for loan
losses ...........................................      2,752       2,208       5,263       4,233

Non-interest income:
   Service charge income .........................        401         364         727         686
                                                       ------      ------      ------      ------
TOTAL NON-INTEREST INCOME ........................        401         364         727         686

Non-interest expense:
   Salaries and related expenses .................        837         682       1,598       1,339
   Premises and fixed assets .....................        307         276         617         617
   Other .........................................        443         470         850         847
                                                       ------      ------      ------      ------
TOTAL NON-INTEREST EXPENSE .......................      1,587       1,428       3,065       2,803

Income before income taxes .......................      1,566       1,144       2,925       2,116

Income tax expense ...............................        560         414       1,053         769
                                                       ------      ------      ------      ------

NET INCOME .......................................     $1,006      $  730      $1,872      $1,347
                                                       ======      ======      ======      ======
Earnings per share:
     Basic .......................................     $ 0.34      $ 0.25      $ 0.64      $ 0.46
     Diluted .....................................     $ 0.34      $ 0.24      $ 0.62      $ 0.45



           See notes to unaudited consolidated financial statements.

                              BRIDGE VIEW BANCORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)


                                                                      Six months ended June 30,
                                                                         2000           1999
                                                                       --------       --------
Cash flows from operating activities:
     Net Income ..................................................     $  1,872       $  1,347
     Adjustments to reconcile net income to net cash
     Provided by operating activities:
        Depreciation and amortization ............................          234            144
        Provision for loan losses ................................           90             90
        Gains from sales of loans held for sale ..................           10             33
        (Increase)decrease in accrued interest receivable
        and other assets .........................................          (81)           234
       (Decrease)increase in accrued interest payable and
            other Liabilities ....................................          (27)           501
                                                                       --------       --------
Net Cash Provided by Operating Activities ........................        2,098          2,349

Cash flows from investing activities:
     Proceeds from maturities of investment securities ...........       20,499         10,053
     Purchases of investment securities ..........................      (13,373)       (32,661)
     Net increase in loans .......................................       (6,080)        (8,909)
     Increase to premises and equipment ..........................          (51)        (1,512)
                                                                       --------       --------
Net Used in Investing Activities .................................          995        (33,029)

Cash flows from financing activities:
     Net increase in deposits ....................................        7,771         18,463
     Proceeds from issuance of common stock ......................            3              8
     Cash paid for dividends .....................................         (285)          (272)
                                                                       --------       --------
Net Cash Provided by Financing Activities ........................        7,489         18,199

Net change in cash and cash equivalents ..........................       10,582        (12,481)
Cash and cash equivalents at beginning of period .................       11,270         34,134
                                                                       --------       --------
Cash and cash equivalents at end of period .......................     $ 21,852       $ 21,653
                                                                       ========       ========

Cash paid during the period for:
     Interest ....................................................        1,962          1,887
     Income taxes ................................................          899            869



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

       The consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 1999. The results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

(3)    Earnings Per Share Reconciliation

       As required under SFAS 128, the reconciliation of the numerator and the denominator of basic EPS with that of diluted EPS is presented for the three month periods and the six month periods ended June 30, 2000 and 1999, respectively.


                                            Three months ended   Six months ended
                                                 June 30,            June 30,
                                               2000      1999      2000      1999
                                             ------    ------    ------    ------
Basic earnings per share
------------------------

     Net Income                              $1,006    $  730    $1,872    $1,347
                                             ======    ======    ======    ======

Average number of shares outstanding          2,921     2,920     2,921     2,920
                                             ======    ======    ======    ======

Basic earnings per share                     $ 0.34    $ 0.25    $ 0.64    $ 0.46
                                             ======    ======    ======    ======


Diluted earnings per share
--------------------------

     Net Income                              $1,006    $  730    $1,872    $1,347
                                             ======    ======    ======    ======

Average number of shares of common stock
and equivalents outstanding:
     Average common shares outstanding        2,921     2,920     2,921     2,920

     Additional shares considered in
     Diluted computation assuming:
        Exercise of options and warrants         78        85        80        86
                                             ------    ------    ------    ------

Average number of shares outstanding on a
diluted basis                                 2,999     3,005     3,001     3,006
                                             ======    ======    ======    ======

Diluted earnings per share                   $ 0.34    $ 0.24    $ 0.62    $ 0.45
                                             ======    ======    ======    ======


(4)    Comprehensive Income

       As required under SFAS 130, total comprehensive income is presented for the three month periods and the six months periods ended June 30, 2000 and 1999, respectively.


                                                  Three months ended June 30,
       (in thousands)                                   2000        1999
                                                      ------      ------
       Comprehensive Income
       --------------------
       Net income                                     $1,006      $  730
       Other comprehensive income(loss),
        net of taxes                                       3        (127)
                                                      ------      ------
       Total comprehensive income                     $1,009      $  603
                                                      ======      ======


                                                   Six months ended June 30,
       (in thousands)                                  2000        1999
                                                      ------      ------
       Comprehensive Income
       --------------------
       Net income                                     $1,872      $1,347
       Other comprehensive income(loss),
        net of taxes                                      66        (139)
                                                      ------      ------
       Total comprehensive income                     $1,938      $1,208
                                                      ======      ======

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


RESULTS OF OPERATIONS - Three Months Ended June 30, 2000 and 1999 and Six Months
                        Ended June 30, 2000 and 1999

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

NET INCOME
For the three months ended June 30, 2000, net income increased by $276,000 or 37.8% to $1,006,000 from $730,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000, net income reached $1,872,000, an increase of $525,000 or 39.0%, when compared to net income of $1,347,000 for the six months ended June 30, 1999. The increase in net income for the first half of 2000 compared to 1999 is a result of a 23.8% increase in net interest income to $5,353,000 from $4,323,000 in the prior year which was primarily driven by a $1,576,000 or 27.6% increase in interest income from $5,709,000 in 1999 to $7,285,000 in 2000. The Company also experienced a 6.0% increase in fee income, reaching $727,000 for the six months ended June 30, 2000 from $686,000 for the same period in 1999.

Interest expense grew $262,000 or 38.5% for the three month period ended June 30, 2000 compared to the three month period ended June 30, 1999. Interest expense also increased $546,000 or 39.4% to $1,932,000 for the six month period ended June 30, 2000 compared to $1,386,000 for the six month period ended June 30, 1999. This increase reflects the continued growth in the deposit portfolio during a period of rising interest rates.

Non-interest expense increased by $159,000 or 11.1% and $262,000 or 9.4% for the three month periods and the six month periods ended June 30, 2000 compared to 1999, respectively. These increases reflect the costs associated with the addition of two new branches within the local Bergen County community as well as the Company's continued growth which also affected staff additions, occupancy expenses, salary and employee benefits, and data processing.

On a per share basis, basic and diluted earnings per share were $0.34 and $0.34 for the quarter ended June 30, 2000 as compared to $0.25 and $0.24 for the quarter ended June 30, 1999. For the first half of 2000, basic and diluted earnings per share were $0.64 and $0.62 as compared to $0.46 and $0.45 for the first half of 1999. Share data has been restated to include the effect of the 2000 Stock Dividend.

PROVISION FOR LOAN LOSSES
For the quarter ended June 30, 2000, the Company's provision for loan losses was $40,000, a decrease of $10,000 from the provision of $50,000 for the quarter ended June 30, 1999. The provision for the six months ended June 30, 2000 remained at $90,000 as compared to the six months ended June 30, 1999. The strength of the provision reflects management's view of the economy of its service area and the strength of the Company's loan portfolio.

NON-INTEREST INCOME
Non-interest income, which was primarily attributable to service fees received from deposit accounts, amounted, for the three months ended June 30, 2000, to $401,000, an increase of $37,000, or 10.2%, from $364,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000, non-interest income reflected $727,000, an increase of $41,000 or 6.0% above the non-interest income level of $686,000 for the six months ended June 30, 1999. The increase in service fees is attributable to the higher level of average deposits.

NON-INTEREST EXPENSE
Non-interest expense for the quarter ended June 30, 2000, amounted to $1,587,000, an increase of $159,000 or 11.1% from $1,428,000 for the quarter ended June 30, 1999. For the six months ended June 30, 2000, non-interest expense aggregated $3,065,000, an increase of $262,000 or 9.4%, from $2,803,000 for the six months ended June 30, 1999. As mentioned, these increases are related primarily to the Company's growth and that effect upon administrative expenses.

INCOME TAX EXPENSE
The income tax provision, which includes both federal and state taxes, for the quarters ended June 30, 2000 and 1999 was $560,000 and $414,000, respectively. For the first half of 2000 and 1999, the income tax provision totaled $1,053,000 and $769,000, respectively. The increase in income taxes is a direct result of the increase in income before taxes for both periods.


            FINANCIAL CONDITION: June 30, 2000 and December 31, 1999

At June 30, 2000, the Company's total assets were $212,682,000 compared to $203,272,000 at December 31, 1999, an increase of 4.6%. Total loans experienced a 5.3% increase to $124,794,000 at June 30, 2000 from $118,545,000 at December
31, 1999. Total deposits at June 30, 2000 were $190,976,000, 4.2% higher than the $183,205,000 at December 31, 1999.

LOAN PORTFOLIO
At June 30, 2000, the Company's total loans were $124,794,000, an increase of $6,249,000 or 5.3% over total loans of $118,545,000 at December 31, 1999. The increase in the loan portfolio continues to be attributable to the effect of customer referrals, selective marketing, and growth within the local Bergen County community. Management believes that the Company will remain successful in loan acquisition within this market due to the fact that, through mergers and acquisitions, the Company's trade area is now primarily served by large institutions, frequently headquartered out of state. Management believes that it is not cost-efficient for these larger institutions to provide the level of personal service to small business borrowers.

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

The following table sets forth the classification of the Company's loans by major category as of June 30, 2000 and December 31, 1999, respectively:


                                           June 30, 2000      December 31, 1999
                                           -------------      ------------------
                                                 (Dollars in thousands)

                                         Amount    Percent     Amount    Percent
                                         ------    -------     ------    -------
Commercial                              $ 85,801     68.8%    $ 83,638     70.6%
Mortgage                                  20,670     16.6%      18,567     15.7%
Consumer                                  18,323     14.6%      16,340     13.7%
                                        --------    -----     --------    -----

Total Loans                             $124,794      100%    $118,545      100%
                                        ========    =====     ========    =====

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

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:

                             Non-Performing Assets
                             (dollars in thousands)

                                                      June 30,  December 31,
                                                        2000        1999
                                                       -----       -----
Non-performing loans                                   $  49       $  25
Other real estate                                          0           0
                                                       -----       -----
     Total non-performing assets                       $  49       $  25

Non-performing loans to total gross loans               0.04%       0.02%
Non-performing assets to total assets                   0.02%       0.01%

As of June 30, 2000, the Company had one non-accrual loan which represented a commercial loan. At December 31, 1999, the Company had one non-accrual loan which represented a line of credit.

Other than as disclosed above, there were no loans where information about possible credit problems of borrowers causes management to have serious doubts as to the ultimate collectibility of such loans.

As of June 30, 2000 and December 31, 1999, there were no concentrations of loans exceeding 25% of the Company's total loans and the Company had no foreign loans. The Company's loans are primarily to businesses and individuals located in eastern Bergen County, New Jersey.

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

The Company's allowance for loan losses totaled $1,371,000 and $1,210,000 at June 30, 2000 and 1999, respectively. This increase in the allowance is due to the continued growth of the loan portfolio. The following is a summary of the reconciliation of the allowance for loan losses for the six month periods ended June 30, 2000 and 1999, respectively:

                                                           Six months ended
                                                               June 30,
                                                          2000           1999
                                                          ----           ----
                                                        (dollars in thousands)

Balance, beginning of period                            $ 1,310        $ 1,127
Charge-offs                                                 (29)            (7)
Recoveries                                                    0              0
Provision charged to expense                                 90             90
                                                        -------        -------
Balance, end of period                                  $ 1,371        $ 1,210
                                                        =======        =======


Balance of allowance at end of period as
a percentage of loans at end of period                     1.10%          1.13%

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

Management determines the appropriate classification of securities at the time of purchase. At June 30, 2000, $39,285,000 of the Company's investment securities were classified as held to maturity and $22,384,000 were classified as available for sale. At June 30, 2000, the Company held no securities which it classified as trading securities.

At June 30, 2000, total investment securities were $61,669,000, a decrease of $7,384,000 or 10.7%, from total investment securities of $69,053,000 at December 31, 1999. This decrease in investment securities from year end 1999 to first half 2000 reflects the maturity of investment securities which were used to fund loan growth.

The following table sets forth the carrying value of the Company's security portfolio as of the dates indicated.

A comparative summary of securities available for sale at June 30, 2000 and December 31, 1999 is as follows (in thousands):


                                                      Gross       Gross          Fair
                                    Amortized       Unrealized  Unrealized      Market
                                      Cost            Gains       Losses         Value
                                    ---------       ----------  ----------      -------
June 30, 2000
-------------
U.S. Government and agency
   Obligations                       $22,063             --         (531)       $21,532
FHLBNY stock                             512             --         --              512
Other equity securities                  469             --         (129)           340
                                     -------          -------    -------        -------
   Total available for sale          $23,044             --         (660)       $22,384

December 31, 1999
-----------------
U.S. Government and agency
   Obligations                       $22,035             --         (668)       $21,367
FHLBNY stock                             512             --         --              512
Other equity securities                  469             --         (141)           328
                                     -------          -------    -------        -------
   Total available for sale          $23,016             --         (809)       $22,207


A comparative summary of securities held to maturity at June 30, 2000 and December 31, 1999 is as follows (in thousands):

                                                      Gross       Gross          Fair
                                    Amortized       Unrealized  Unrealized      Market
                                      Cost            Gains       Losses         Value
                                    ---------       ----------  ----------      -------
June 30, 2000
-------------
U.S. Government and agency
   Obligations                       $28,673               97       (491)       $28,279
Municipal and state obligations       10,612                3       --           10,615
                                     -------          -------    -------        -------
   Total held to maturity            $39,285              100       (491)       $38,894

December 31, 1999
-----------------
U.S. Government and agency
   Obligations                       $34,596             --         (273)       $34,323
Municipal and state obligations       12,250                4       --           12,254
                                     -------          -------    -------        -------
   Total held to maturity            $46,846                4       (273)       $46,577


The following table sets forth as of June 30, 2000, the maturity distribution of the Company's debt investment portfolio:


                     Maturity of Debt Investment Securities
                                 June 30, 2000
                                 (in thousands)


                            Securities                         Securities
                         Held to Maturity                  Available for Sale
                 ---------------------------------  --------------------------------
                                          Weighted                          Weighted
                 Amortized    Market      Average   Amortized   Market      Average
                 Cost         Value       Yield     Cost        Value       Yield
                 ---------    -------     --------  ---------   --------    --------
Within 1 Year     $15,474     $15,344     5.97%     $10,988     $10,763     6.28%
1 to 5 Years       23,811      23,550     6.12%      11,075      10,769     6.41%
                  -------     -------               -------     -------

                  $39,285     $38,894               $22,063     $21,532
                  =======     =======               =======     =======


The Company sold no securities from its portfolio during the first six months of 2000 or 1999.

DEPOSITS
Deposits are the Company's primary source of funds. The Company experienced a growth in deposit balances of $7,771,000 or 4.2% to $190,976,000 at June 30, 2000 as compared to $183,205,000 at December 31, 1999. This growth was accomplished as a result of continued market penetration combined with continued customer referrals. Within the increase in total deposits, non-interest bearing deposits grew $10,048,000 or 19.3% from December 31, 1999 to June 30, 2000 while interest bearing deposits grew $7,383,000 or 16.8% during the same period. The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the amount of various types of deposits for each of the periods indicated (in thousands):


                                              June 30,               December 31 ,
                                                2000                     1999
                                                ----                     ----
                                        Amount          %        Amount          %
                                        ------          -        ------          -
       Non-interest Bearing Demand     $ 62,044       32.5%     $ 51,996       28.4%
       Interest Bearing Demand           51,471       27.0%       44,088       24.1%
       Savings                           21,561       11.3%       21,914       12.0%
       Time Deposits                     55,900       29.3%       65,207       35.5%
                                       --------      -----      --------      -----

                                       $190,976        100%     $183,205        100%
                                       ========      =====      ========      =====


The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of June 30, 2000 (in thousands).

       Three months or less                        $19,406
       Over three months through twelve months       8,503
       Over one year through three years               669
       Over three years                                  0
                                                   -------

       TOTAL                                       $28,578
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

The Company's total deposits equaled $190,976,000 at June 30, 2000 as compared to $183,205,000 at December 31, 1999. The increase in funds provided by deposit inflows during this period has been more than sufficient to provide the Company's loan demand and excess funds have been invested in investment securities and federal funds sold.

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

                    Cumulative Rate Sensitive Balance Sheet
                                 June 30, 2000
                                 (in thousands)


                                0 - 3         0 - 6         0 - 1         0 - 5                    All
                                Months        Months         Year          Year     5 + Years     Others      TOTAL
                                ------        ------         ----          ----     ---------     ------      -----
Investment Securities          $   1,750     $   8,499     $  27,089     $ 59,818    $    999    $      0   $ 60,817

Loans:
    Commercial                    25,524        26,334        27,877       71,353       3,756           0     75,109
    Participations                 2,199         2,199         3,367        8,258       2,434           0     10,692
    Mortgages                        112           112           645       13,755       4,568           0     18,323
    Consumer                      16,077        16,077        16,240       20,304         366           0     20,670

Federal Funds Sold                 6,700         6,700         6,700        6,700           0           0      6,700
Other Assets                           0             0             0            0           0      20,371     20,371
                               ---------     ---------     ---------     --------    --------    --------   --------

TOTAL ASSETS                   $  52,362     $  59,921     $  74,064     $180,188    $192,311    $212,682   $212,682
                               =========     =========     =========     ========    ========    ========   ========


Transaction  Accounts          $  36,947     $  36,947     $  36,947     $ 36,947    $      0    $      0   $ 36,947
Money Market                      14,524        14,524        14,524       14,524           0           0     14,524
Savings                           24,894        24,894        24,894       24,894           0           0     24,894
CD's < $100,000                   11,385        19,970        22,678       23,989           0           0     23,989
CD's > $100,000                   19,406        26,542        27,909       28,578           0           0     28,578
Other Liabilities                      0             0             0            0           0      62,044     62,044
Equity                                 0             0             0            0           0      21,707     21,707
                               ---------     ---------     ---------     --------    --------    --------   --------

TOTAL LIABILITIES AND EQUITY   $ 107,156     $ 122,877     $ 126,952     $128,932    $128,932    $212,682   $212,682
                               =========     =========     =========     ========    ========    ========   ========

Dollar Gap                       (54,794)      (62,956)      (52,888)      51,256      63,379
Gap / Total Assets                -25.76%       -29.60%       -24.87%       24.10%      29.80%
Target Gap Range                 +/-35.0%     +/- 30.0%     +/- 25.0%     +/-25.0%
RSA / RSL                          48.87%        48.77%        58.34%      139.76%     149.16%
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

The following table summarizes the risk-based and leverage capital ratios for the Bank at June 30, 2000, as well as the required minimum regulatory capital ratios:

                                        Capital Adequacy

                                                               Minimum
                                        June 30,               Regulatory
                                        2000                   Requirements
                                        -------------          -----------------
Risk-Based Capital:
       Tier I Capital Ratio              16.05%                   4.0%
       Total Capital Ratio               17.08%                   8.0%
Leverage Ratio                           10.25%                   3.0%


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

CURRENT OPERATIONAL AND ACCOUNTING ISSUES

SFAS No. 133
In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 supersedes the disclosure requirements in SFAS No. 80, 105, and 119. This statement was to be effective for periods after June 15, 1999. SFAS 137 extended the adoption date of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Company.

PART II         OTHER INFORMATION

Item 1.         Legal proceedings  -  NONE

Item 2.         Changes in securities  -  NONE

Item 3.         Defaults upon senior securities  -  NONE

Item 4.         Submission of matters to a vote of securities holders


         The Company's Annual Meeting was held on May 18, 2000. At the Annual Meeting, the following matter was voted on:

         1. ELECTION OF DIRECTORS - The following directors received the following votes:

------------------------- ----------------- --------------- --------------------
           DIRECTORS             FOR            AGAINST           WITHHELD
------------------------- ----------------- --------------- --------------------
Mark Metzger                  2,175,907          1,778               --
------------------------- ----------------- --------------- --------------------
Joseph C. Parisi              2,175,907          1,778               --
------------------------- ----------------- --------------- --------------------
John A. Schepisi              2,175,907          1,778               --
------------------------- ----------------- --------------- --------------------

All nominees were reelected.



Item 5.         Other information  -  NONE

Item 6.         Exhibits and reports on Form 8-K  -  NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    By: /s/ Albert F. Buzzetti
                                        ------------------------------------
                                        (Registrant - Bridge View Bancorp)
                                           Albert F. Buzzetti
                                           President and Chief Executive Officer




Date:  August 10, 2000

                               INDEX TO EXHIBITS







Exhibit
Number                  Description of Exhibits
------                  -----------------------

27                      Financial Data Schedule