Form 10-Q
period 2000-09-30
BRIDGE VIEW BANCORP
filed 2000-11-13
CIK 1022809

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

(   )    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from _____________ to _____________.

         Commission file number:  1-12165

                               Bridge View Bancorp
             (Exact name of registrant as specified in its charter)

                  New Jersey                                  22-3461336
                  ----------                                  -----------
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                   Identification)

                  457 Sylvan Avenue, Englewood Cliffs, NJ    07632
                  (Address of principal executive offices) (Zip Code)

                                  201-871-7800
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

      Title of each class:           Name of each exchange on which registered:
      Common Stock, No Par Value     American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. YES (X)   NO
                                              ---      ----

                        APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the Registrant's classes of common stock, as of the last practicable date.

             2,921,981 shares of Common Stock as of October 31, 2000

                                      INDEX

                               BRIDGE VIEW BANCORP

Part I  -  Financial Information

Item 1.  Financial Statement

         Consolidated Statements of Financial Condition as of September 30, 2000(unaudited) and December 31, 1999

         Consolidated Statements of Income
         for the three months ended September 30, 2000 and 1999 (unaudited) and the nine months ended September 30, 2000 and 1999 (unaudited)

         Consolidated Statements of Cash Flows
         for the nine months ended September 30, 2000 and 1999  (unaudited)

         Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Explanatory Note: This Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Such statements are not historical facts and include expressions about management's confidence, strategies, and expectations about new and existing programs, products, relationships, opportunities, technology, and market conditions. These statements may be identified by the use of such words as "believe," "expect," "anticipate," "should," "may," "potential," or similar statements or variations of such terms. Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations, and business of Bridge View Bancorp, that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, legislative and regulatory conditions, or the development of an interest rate environment which adversely affects Bridge View Bancorp's interest rate margin or other income anticipated from operations and investments. As used in this Form 10-Q, "we" and "us" and "our" refer to Bridge View Bancorp and its consolidated subsidiary Bridge View Bank, depending on the context.

                               BRIDGE VIEW BANCORP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)



                                                                       September 30,          December 31,
                                                                            2000                  1999
                                                                       --------------         ------------
                                                                        (unaudited)
ASSETS
Cash and cash equivalents:
     Cash and due from banks................................             $  13,754              $  11,270
     Federal funds sold.....................................                 8,000                      0
                                                                         ----------             ----------
TOTAL CASH AND CASH EQUIVALENTS                                             21,754                 11,270
                                                                         ----------             ----------
Securities:
     Available for sale.....................................                22,560                 22,207
     Held to maturity (market value $37,319)................                37,442                 46,846
                                                                         ----------             ----------
TOTAL SECURITIES                                                            60,002                 69,053
                                                                         ----------             ----------
Loans, net of allowance for losses of $1,403 and $1,310,
and deferred loan fees of $397 and $274, respectively.......               129,191                116,961
Premises and equipment, net.................................                 3,849                  3,853
Accrued interest receivable and other assets................                 2,559                  2,135
                                                                         ----------             ----------
TOTAL ASSETS                                                             $ 217,355              $ 203,272
                                                                         ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:

     Non-interest bearing demand
     deposits...............................................             $  66,424              $  51,996
     Interest bearing deposits:
          Savings and time deposits.........................                97,182                 96,101
          Certificates of deposit $100,000 +................                30,683                 35,108
                                                                        ----------              ----------
TOTAL DEPOSITS                                                             194,289                183,205
Accrued interest payable and other liabilities..............                 1,015                    738
                                                                         ----------             ----------
TOTAL LIABILITIES                                                          195,304                183,943
Commitments and Contingencies
Stockholders' equity:

     Common stock, no par value,
     authorized 10,000,000 shares issued
     and outstanding 2,921,981 in 2000
     and 2,920,767 in 1999..................................                21,266                 19,035
     Retained earnings......................................                 1,034                    779
     Accumulated other comprehensive loss...................                  (249)                  (485)
                                                                         ----------             ----------
TOTAL STOCKHOLDERS' EQUITY                                                  22,051                 19,329
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 217,355              $ 203,272
                                                                         ==========             ==========


            See notes to unaudited consolidated financial statements.

                               BRIDGE VIEW BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                            (unaudited, in thousands)
                             (except per share data)


                                                      Three months ended            Nine months ended
                                                         September 30,                September 30,
                                                     --------------------           -----------------
                                                     2000            1999           2000          1999
                                                     ----            ----           ----          ----

Interest Income:
   Loans, including fees..................         $ 2,836         $ 2,339        $ 8,119        $ 6,540
   Federal funds sold.....................             171             159            261            591
   Investment Securities
      Taxable.............................             801             658          2,500          1,544
      Tax-exempt.........................              103             113            316            303
                                                   -------         -------        --------       -------
TOTAL INTEREST INCOME                                3,911           3,269         11,196          8,978

Interest Expense:
   Savings deposits.......................             337             193            745            566
   Other time deposits....................             368             290          1,054            828
   Time deposits $100,000 +...............             403             331          1,230            806
   Borrowed funds.........................              --              --             11             --
                                                   -------         -------        --------       -------
TOTAL INTEREST EXPENSE                               1,108             814          3,040          2,200

           Net Interest Income                       2,803           2,455          8,156          6,778

Provision for loan losses................               30              45            120            135

Net interest income after provision for loan
losses                                               2,773           2,410          8,036          6,643

Non-interest income:
   Service charge income.................              373             341          1,100          1,027
                                                   -------         -------        --------       -------
TOTAL NON-INTEREST INCOME                              373             341          1,100          1,027

Non-interest expense:
   Salaries and related expenses........               787             705          2,385          2,044
   Premises and fixed assets.............              313             286            930            903
   Other.....................................          460             420          1,310          1,267
                                                   -------         -------        --------       -------
TOTAL NON-INTEREST EXPENSE                           1,560           1,411          4,625          4,214

Income before income taxes                           1,586           1,340          4,511          3,456

Income tax expense                                     546             488          1,599          1,257
                                                   -------         -------        --------       -------

NET INCOME                                         $ 1,040         $   852        $ 2,912        $ 2,199
                                                   =======         =======        =======        =======
Earnings per share:
     Basic                                           $0.36           $0.29          $1.00          $0.75
     Diluted                                         $0.35           $0.28          $0.97          $0.73


            See notes to unaudited consolidated financial statements.

                               BRIDGE VIEW BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)


                                                                                       Nine months ended September 30,
                                                                                       -------------------------------
                                                                                         2000                  1999
                                                                                         ----                  ----
Cash flows from operating activities:
     Net Income.................................................................     $    2,912            $    2,199
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization...........................................            304                   232
        Provision for loan losses...............................................            120                   135
        Gains from sales of loans held for sale.................................             12                    35
        Increase in accrued interest receivable
        and other assets........................................................           (424)                  (74)
       Increase(decrease) in accrued interest payable and
            other liabilities...................................................            277                  (256)
                                                                                     -----------           -----------
Net Cash Provided by Operating Activities                                                 3,201                 2,271

Cash flows from investing activities:
     Proceeds from maturities of investment securities..........................         22,226                11,447
     Purchases of investment securities.........................................        (13,373)              (34,648)
     Net increase in loans......................................................        (12,230)              (13,307)
     Decrease(increase) to premises and equipment...............................              4                (1,673)
                                                                                     -----------           -----------
Net Cash Used in Investing Activities                                                    (3,373)              (38,181)

Cash flows from financing activities:
     Net increase in deposits...................................................         11,084                34,340
     Proceeds from issuance of common stock.....................................              3                     8
     Cash paid for dividends....................................................           (431)                 (411)
                                                                                     -----------           -----------
Net Cash Provided by Financing Activities                                                10,656                33,937

Net change in cash and cash equivalents                                                  10,484                (1,973)
Cash and cash equivalents at beginning of period                                         11,270                34,134
                                                                                     -----------           -----------
Cash and cash equivalents at end of period                                           $   21,754            $   32,161
                                                                                     ==========            ===========

Cash paid during the period for:
     Interest...................................................................          2,991                 2,048
     Income taxes...............................................................          1,441                 1,304



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

       The consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 1999. The results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

       Organization

       Bridge View Bancorp ("the Company"), a one-bank holding company serves as the holding company for Bridge View Bank ("the Bank"). The Bank is the only active subsidiary of the Company at September 30, 2000. The Bank operates seven banking offices, all located in Bergen County, NJ. The Company is subject to the supervision and regulation of the Board of Governers of the Federal Reserve System (the "FRB"). The Bank's deposits are insured by the Bank Insurance Fund (the "BIF") of the Federal Deposit Insurance Corporation (the "FDIC") up to applicable limits. The operation of the Company and the Bank are subject to the supervision and the regulation of the FRB, FDIC, and the New Jersey Department of Banking and Insurance.

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

 (3)   Earnings Per Share Reconciliation

       As required under SFAS 128, the reconciliation of the numerator and the denominator of basic EPS with that of diluted EPS is presented for the three month periods and the nine month periods ended September 30, 2000 and 1999, respectively.(in thousands, except per share data)



                                                          Three months ended             Nine months ended
                                                             September 30,                 September 30,
                                                         ----------------------         ------------------
                                                         2000           1999          2000          1999
                                                         ----           -----          ----          ----
Basic earnings per share

     Net Income                                         $ 1,040         $   852        $  2,912     $   2,199
                                                        =======         =======        ========     =========

Average number of shares outstanding                      2,922           2,921           2,921         2,921
                                                        =======         =======        ========     =========

Basic earnings per share                                $  0.36         $  0.29        $   1.00     $    0.75
                                                        =======         =======        ========     =========

Diluted earnings per share

     Net Income                                         $ 1,040         $   852        $  2,912     $   2,199
                                                        =======         =======        ========     =========

Average number of shares of common stock
and equivalents outstanding:
     Average common shares outstanding                    2,922           2,921           2,921         2,921

     Additional shares considered in
     Diluted computation assuming:
        Exercise of options and warrants                     80              83              80            84
                                                        -------         -------        --------     ---------

Average number of shares outstanding on a
diluted basis                                             3,002           3,004           3,001         3,005
                                                        =======         =======        ========     =========

Diluted earnings per share                              $  0.35         $  0.28        $   0.97     $    0.73
                                                        =======         =======        ========     =========


(4)    Comprehensive Income

       As required under SFAS 130, total comprehensive income is presented for the three month periods and the nine month periods ended September 30, 2000 and 1999, respectively.

                                                Three months ended September 30,
                                                --------------------------------
                                                   2000              1999
                                                   ----              ----
          (in thousands)
          Comprehensive Income
          Net income                              $ 1,040          $   852
          Other comprehensive income(loss),
            net of taxes                              170             (115)
                                                  ---------        --------
          Total comprehensive income              $ 1,210          $   737
                                                  ========         ========


                                                Nine months ended September 30,
                                                -------------------------------
                                                  2000               1999
                                                  ----               ----
          (in thousands)
          Comprehensive Income

          Net income                              $ 2,912          $ 2,199
          Other comprehensive income(loss),
            net of taxes                              236             (254)
                                                  --------         --------
          Total comprehensive income              $ 3,148          $ 1,945
                                                  ========         ========

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

RESULTS OF OPERATIONS - Three Months Ended September 30, 2000 and 1999 and
                        Nine Months Ended September 30, 2000 and 1999

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

NET INCOME

For the three months ended September 30, 2000, net income increased by $188,000 or 22.1% to $1,040,000 from $852,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, net income reached $2,912,000, an increase of $713,000 or 32.4%, when compared to net income of $2,199,000 for the nine months ended September 30, 1999. The increase in net income for the first nine months of 2000 compared to 1999 is a result of a 20.2% increase in net interest income to $8,156,000 from $6,778,000 in the prior year which was primarily driven by a $2,218,000 or 24.7% increase in interest income from $8,978,000 in 1999 to $11,196,000 in 2000. These increases in interest income were driven by an increase in net loans outstanding of $12,270,000, or 10.5%, for the nine month periods compared. The Company also experienced an increase in fee income, reaching $1,100,000 for the nine months ended September 30, 2000 from $1,027,000 for the same period in 1999, producing a 32.4% increase in net income and reaching $2,912,000 for the first nine months of 2000 compared to $2,199,000 for the first nine months of 1999.

Interest expense grew $294,000 or 36.1% for the three month period ended September 30, 2000 compared to the three month period ended September 30, 1999. Interest expense also increased $840,000 or 38.2% to $3,040,000 for the nine month period ended September 30, 2000 compared to $2,200,000 for the nine month period ended September 30, 1999. This increase continues to reflect the growth in the deposit portfolio during a period of rising interest rates.

Non-interest expense increased by $149,000 or 10.6% and $411,000 or 9.8% for the three month periods and the nine month periods ended September 30, 2000 compared to 1999, respectively. These increases reflect the costs associated with the addition of two new branches within the local Bergen County community as well as the Company's continued growth which also affected staff additions, occupancy expenses, salary and employee benefits, and data processing.

On a per share basis, basic and diluted earnings per share were $0.36 and $0.35 for the quarter ended September 30, 2000 as compared to $0.29 and $0.28 for the quarter ended September 30, 1999. For the first nine months of 2000, basic and diluted earnings per share were $1.00 and $0.97 as compared to $0.75 and $0.73 for the first nine months of 1999. Share data has been restated to include the effect of the 2000 Stock Dividend.

PROVISION FOR LOAN LOSSES

For the quarter ended September 30, 2000, the Company's provision for loan losses was $30,000, a decrease of $15,000 from the provision of $45,000 for the quarter ended September 30, 1999. The provision for the nine months ended September 30, 2000 decreased to $120,000 from $135,000 for the nine months ended September 30, 1999. The reduction of the provision reflects management's view of the economy of its service area and the strength of the Company's loan portfolio.

NON-INTEREST INCOME

Non-interest income, which was primarily attributable to service fees received from deposit accounts, amounted, for the three months ended September 30, 2000, to $373,000, an increase of $32,000, or 9.4%, from $341,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, non-interest income reflected $1,100,000, an increase of $73,000 or 7.1% above the non-interest income level of $1,027,000 for the nine months ended September 30, 1999. The increase in service fees continues to be attributable to the higher level of average deposits.

NON-INTEREST EXPENSE

Non-interest expense for the quarter ended September 30, 2000, amounted to $1,560,000, an increase of $149,000 or 10.6% from $1,411,000 for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, non-interest expense aggregated $4,625,000, an increase of $411,000 or 9.8%, from $4,214,000 for the nine months ended September 30, 1999. As previously mentioned, these increases are related primarily to the Company's growth and that effect upon administrative expenses.

INCOME TAX EXPENSE

The income tax provision, which includes both federal and state taxes, for the quarters ended September 30, 2000 and 1999 was $546,000 and $488,000, respectively. For the first nine months of 2000 and 1999, the income tax provision totaled $1,599,000 and $1,257,000, respectively. The increase in income taxes is a direct result of the increase in income before taxes for both periods.

FINANCIAL CONDITION: September 30, 2000 and December 31, 1999

At September 30, 2000, the Company's total assets were $217,355,000 compared to $203,272,000 at December 31, 1999, an increase of 6.93%. Total loans experienced a 10.5% increase to $130,991,000 at September 30, 2000 from $118,545,000 at
December 31, 1999. Total deposits at September 30, 2000 were $194,289,000, 6.1% higher than the $183,205,000 at December 31, 1999.

LOAN PORTFOLIO

At September 30, 2000, the Company's total loans were $130,991,000, an increase of $12,446,000 or 10.5% over total loans of $118,545,000 at December 31, 1999.
The increase in the loan portfolio continues to be attributable to the effect of customer referrals, selective marketing, and growth within the local Bergen County community. Management believes that the Company will remain successful in loan acquisition within this market due to the fact that, through mergers and acquisitions, the Company's trade area is now primarily served by large institutions, frequently headquartered out of state. Management believes that it is not cost-efficient for these larger institutions to provide the level of personal service to small business borrowers.

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

The following table sets forth the classification of the Company's loans by major category as of September 30, 2000 and December 31, 1999, respectively:


                                                    September 30, 2000             December 31, 1999
                                                  ----------------------         ---------------------
                                                                (Dollars in thousands)
                                                  Amount          Percent        Amount         Percent
                                                  ------          -------        ------         -------
Commercial                                        $89,251         68.1%          $83,638         70.6%
Mortgage                                           22,903         17.5%           18,567         15.7%
Consumer                                           18,837         14.4%           16,340         13.7%
                                                  -------         -----          -------         -----

Total Loans                                      $130,991          100%         $118,545          100%
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

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:


                                                       Non-Performing Assets
                                                       (dollars in thousands)
                                                 September 30,      December 31,
                                                     2000               1999
                                                     ----               ----
Non-performing loans                                $  48              $  25
Other real estate                                       0                  0
                                                    ------             -----
  Total non-performing assets                       $  48              $  25

Non-performing loans to total gross loans            0.04%              0.02%
Non-performing assets to total assets                0.02%              0.01%

As of September 30, 2000, the Company had one non-accrual loan which represented a commercial loan. At December 31, 1999, the Company had one non-accrual loan which represented a line of credit.

Other than as disclosed above, there were no loans where information about possible credit problems of borrowers causes management to have serious doubts as to the ultimate collectibility of such loans.

As of September 30, 2000 and December 31, 1999, there were no concentrations of loans exceeding 25% of the Company's total loans and the Company had no foreign loans. The Company's loans are primarily to businesses and individuals located in eastern Bergen County, New Jersey.

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

The Company's allowance for loan losses totaled $1,403,000 and $1,254,000 at September 30, 2000 and 1999, respectively. This increase in the allowance is due to the continued growth of the loan portfolio. The following is a summary of the reconciliation of the allowance for loan losses for the nine month periods ended September 30, 2000 and 1999, respectively:

                                                       Nine months ended
                                                         September 30,
                                                    2000              1999
                                                    ----              ----
                                                    (dollars in thousands)

Balance, beginning of period                       $1,310            $1,127
Charge-offs                                           (29)               (9)
Recoveries                                              2                 1
Provision charged to expense                          120               135
                                                   -------           -------
Balance, end of period                             $1,403            $1,254
                                                   =======           =======

Balance of allowance at end of period as
a percentage of loans at end of period               1.07%             1.12%

NVESTMENT SECURITIES

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

Management determines the appropriate classification of securities at the time of purchase. At September 30, 2000, $37,442,000 of the Company's investment securities were classified as held to maturity and $22,560,000 were classified as available for sale. At September 30, 2000, the Company held no securities which it classified as trading securities.

At September 30, 2000, total investment securities were $60,002,000, a decrease of $9,051,000 or 13.1%, from total investment securities of $69,053,000 at December 31, 1999. This decrease in investment securities from year end 1999 through the first nine months of 2000 reflects the maturity of investment securities which continue to be used to fund loan growth.

The following table sets forth the carrying value of the Company's security portfolio as of the dates indicated.

A comparative summary of securities available for sale at September 30, 2000 and December 31, 1999 is as follows (in thousands):



                                                                         Gross           Gross          Fair
                                                        Amortized     Unrealized      Unrealized       Market
                                                           Cost          Gains          Losses          Value
                                                       -----------    ------------    ------------    ----------
September 30, 2000
------------------
U.S. Government and agency
   Obligations                                            $22,071            --           (363)       $21,708
FHLBNY stock                                                  512            --             --            512
Other equity securities                                       469            --           (129)           340
                                                          --------     ---------      ---------       --------
   Total available for sale                               $23,052            --           (492)       $22,560

December 31, 1999
-----------------
U.S. Government and agency
   Obligations                                            $22,035            --           (668)       $21,367
FHLBNY stock                                                  512            --             --            512
Other equity securities                                       469            --           (141)           328
                                                          --------     ---------      ---------       --------
   Total available for sale                               $23,016            --           (809)       $22,207


A comparative summary of securities held to maturity at September 30, 2000 and December 31, 1999 is as follows (in thousands):



                                                                         Gross           Gross          Fair
                                                        Amortized     Unrealized      Unrealized       Market
                                                           Cost          Gains          Losses          Value
                                                       -----------    ------------    ------------    ----------

September 30, 2000
------------------
U.S. Government and agency
   Obligations                                            $27,580              27           (155)       $27,452
Municipal and state obligations                             9,862               5             --          9,867
                                                       -----------    ------------    ------------    ----------
   Total held to maturity                                 $37,442              32           (155)       $37,319

December 31, 1999
-----------------
U.S. Government and agency
   Obligations                                            $34,596              --           (273)       $34,323
Municipal and state obligations                            12,250               4             --         12,254
                                                       -----------    ------------    ------------    ----------
   Total held to maturity                                 $46,846               4           (273)       $46,577


The following table sets forth as of September 30, 2000, the maturity distribution of the Company's debt investment portfolio:

                     Maturity of Debt Investment Securities
                               September 30, 2000
                                 (in thousands)



                                               Securities                                   Securities
                                             Held to Maturity                            Available for Sale

                                 ----------------------------------------------    --------------------------------------------
                                                                   Weighted                                        Weighted
                                 Amortized        Market           Average         Amortized       Market          Average
                                 Cost             Value            Yield           Cost            Value           Yield
                                 ------------     -------          ---------       ----------      --------        ---------
Within 1 Year                      $19,119        $19,067            5.89%           $18,072       $17,729            6.16%

1 to 5 Years                        18,323         18,252            6.26%             3,999         3,979            7.27%

                                   --------       -------                            --------      --------

                                   $37,442        $37,319                            $22,071       $21,708
                                   ========       =======                            ========      ========

The Company sold no securities from its portfolio during the first nine months of 2000 or 1999.

DEPOSITS

Deposits are the Company's primary source of funds. The Company experienced a growth in deposit balances of $11,084,000 or 6.1% to $194,289,000 at September 30, 2000 as compared to $183,205,000 at December 31, 1999. This growth continues to be achieved as a result of continued market penetration combined with continued customer referrals. The increase in total deposits is attributed to the growth in non-interest bearing deposits, which grew $14,428,000 or 27.8% from December 31, 1999 to September 30, 2000. The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the amount of various types of deposits for each of the periods indicated (in thousands):



                                                          September 30,                December 31,
                                                               2000                        1999
                                                      ----------------------       ----------------------
                                                      Amount           %           Amount           %
                                                      ------           -           ------           -

      Non-interest Bearing Demand                    $ 66,424         34.2%       $ 51,996        28.4%
      Interest Bearing Demand                          46,466         23.9%         44,088        24.1%
      Savings                                          22,673         11.7%         21,914        12.0%
      Time Deposits                                    58,726         30.2%         65,207        35.5%
                                                     --------         -----       --------        -----

                                                     $194,289          100%       $183,205         100%
                                                     ========         =====       ========        =====

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of September 30, 2000 (in thousands).

         Three months or less                                     $ 19,286
         Over three months through twelve months                    10,716
         Over one year through three years                             681
         Over three years                                                0
                                                                  --------

         TOTAL                                                    $ 30,683
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

The Company's total deposits equaled $194,289,000 at September 30, 2000 as compared to $183,205,000 at December 31, 1999. The increase in funds provided by deposit inflows during this period has been more than sufficient to provide the Company's loan demand and excess funds have been invested in investment securities and federal funds sold.

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

                     Cumulative Rate Sensitive Balance Sheet
                               September 30, 2000
                                 (in thousands)



                                 0 - 3        0 - 6         0 - 1        0 - 5                         All
                                 Months       Months         Year         Year       5 + Years        Others         TOTAL
                                 ------       ------        -------      --------    ---------        ------         -----
Investment Securities            $  6,753     $ 11,141      $ 22,112     $ 58,151     $    998            0          $ 59,149

Loans:
     Commercial                    27,306       27,893        29,526       75,577        3,979            0            79,556
    Participations                  1,994        1,994         3,051        7,487        2,207            0             9,694
     Mortgages                        118          118           672       14,136        4,701            0            18,837
     Consumer                      17,813       17,813        17,994       22,498          405            0            22,903

Federal Funds Sold                  8,000        8,000         8,000        8,000            0            0             8,000
Other Assets                            0            0             0            0            0       19,216            19,216
                                  --------     --------      --------    ---------    ---------    ---------         ---------

TOTAL ASSETS                     $ 61,714     $ 66,959      $ 81,355     $185,849     $198,139     $217,355          $217,355
                                  =======      =======       =======     ========     ========     ========          ========


Transaction  Accounts            $ 31,590     $ 31,590      $ 31,590     $ 31,590     $      0     $      0          $ 31,590
Money Market                       14,876       14,876        14,876       14,876            0            0            14,876
Savings                            25,445       25,445        25,445       25,445            0            0            25,445
CD's less than $100,000            14,111       21,363        24,296       25,271            0            0            25,271
CD's greater than $100,000         19,286       26,574        30,002       30,683            0            0            30,683
Other Liabilities                       0            0             0            0            0       66,424            66,424
Equity                                  0            0             0            0            0       23,066            23,066
                                 ---------     --------      --------    ---------    ---------    ---------         ---------

TOTAL LIABILITIES AND EQUITY     $105,308     $119,848      $126,209     $127,865     $127,865     $217,355          $217,355
                                 ========     ========      ========     ========     ========     ========          ========

Dollar Gap                        (43,594)     (52,889)      (44,854)      57,984       70,274
Gap/Total Assets                   -20.06%      -24.33%       -20.64%       26.68%       32.33%
Target Gap Range                  +/-35.0%    +/- 30.0%     +/- 25.0%     +/-25.0%
RSA/RSL                             58.60%       55.87%        64.46%      145.35%      154.96%
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

The following table summarizes the risk-based and leverage capital ratios for the Company at September 30, 2000, as well as the required minimum regulatory capital ratios:

                                Capital Adequacy

                                                                 Minimum
                                          September 30,          Regulatory
                                               2000              Requirements
                                          -------------          ------------
Risk-Based Capital:
         Tier I Capital Ratio                 16.15%                 4.0%
         Total Capital Ratio                  17.17%                 8.0%
Leverage Ratio                                10.55%                 3.0%

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

FASB Interpretation No. 44

In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." The interpretation clarifies certain issues with respect to the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25). The interpretation results in a number of changes in the application of APB Opinion No. 25, including the accounting for modifications to equity awards, as well as extending APB Opinion No. 25 accounting treatment to options granted to outside directors for their services as directors. The provisions of the interpretation were effective July 1, 2000 and apply prospectively, except for certain modifications to equity awards made after December 15, 1998. The initial adoption of APB Opinion No. 25 did not impact the Company's financial statements.

SFAS No. 140

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of FASB Statement 125)." SFAS No. 140 supersedes and replaces the guidance in SFAS No. 125 and, accordingly, provides guidance on the following topics: securitization transactions involving financial assets, sales of financial assets such as receivables, loans, and securities; factoring transactions and wash sales; servicing assets and liabilities, collateralized borrowing arrangements, securities lending transactions; repurchase transactions; loan participations; and extinguishment of liabilities. While most of the provisions of SFAS No. 140 are effective for transactions entered into after March 31, 2001, companies with fiscal year ends that hold beneficial interests from previous securitizations will be required to make additional disclosures in their December 31, 2000 financial statements. The initial adoption of SFAS No. 140 is not expected to have a material impact on the Company's financial statements.

PART II      OTHER INFORMATION
-------      -----------------
Item 1.      Legal proceedings  -  NONE

Item 2.      Changes in securities  -  NONE

Item 3.      Defaults upon senior securities  -  NONE

Item 4.      Submission of matters to a vote of securities holders  -  NONE

Item 5.      Other information  -  NONE

Item 6.      Exhibits and reports on Form 8-K

             (27)     Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          /s/  Albert F. Buzzetti
                                     By: -------------------------------------
                                         (Registrant - Bridge View Bancorp)
                                          Albert F. Buzzetti
                                          President and Chief Executive Officer


Date:  November 13, 2000

                                INDEX TO EXHIBITS

Exhibit
Number                     Description of Exhibits
--------                   -----------------------
  27                       Financial Data Schedule