Form 10-K
period 2000-12-31
BRIDGE VIEW BANCORP
filed 2001-03-28
CIK 1022809

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000


( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
         _____________.

         Commission file number:  1-12165

                              Bridge View Bancorp
             (Exact name of Registrant as specified in its charter)

       New Jersey                                           22-3461336
-------------------------------                          ---------------
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 6, 2001 was $33,719,000.

The number of shares of the Issuer's Common Stock, no par value, outstanding as of March 6, 2001 was 3,225,677.

For the fiscal year ended December 31, 2000, the Issuer had total revenues of $15,232,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         10-K Item                              Document Incorporated

Item 9.     Directors and Executive             Proxy Statement for 2001
            Officers of the Company;            Annual Meeting of Shareholders
            Compliance with Section 16(a)       to be filed no later than
            Of the Exchange Act                 April 30, 2001.
--------------------------------------------------------------------------------

Item  10.   Executive Compensation              Proxy Statement for 2001
                                                Annual Meeting of
                                                Shareholders to be filed
                                                no later than April 30,
                                                2001.
--------------------------------------------------------------------------------

Item  11.   Security Ownership of Certain       Proxy Statement for 2001
            Beneficial Owners and               Annual Meeting of
            Management                          Shareholders to be filed no
                                                later than April 30, 2001.
--------------------------------------------------------------------------------

Item  12.   Certain Relationships and           Proxy Statement for 2001
            Related Transactions                Annual Meeting of
                                                Shareholders to be
                                                filed no later than
                                                April 30, 2001.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

PART I

Item 1.  Description of Business                                            4

Item 2.  Description of Property                                           10

Item 3.  Legal Proceedings                                                 10

Item 4.  Submission of Matters to a Vote of Security Holders               10



PART II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters                                             11


Item 6.  Selected Consolidated Financial Data and Other Data               12

Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       13

Item 7A. Quantitative and Qualitative Disclosures about Market Risk        33

Item 8.  Financial Statements and Supplementary Data                       33

Item 9.  Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosures                                       33


PART III

Item 10. Directors and Executive Officers of the Registrant                33

Item 11. Executive Compensation                                            34

Item 12. Security Ownership of Certain Beneficial Owners and Management    34

Item 13. Certain Relationships and Related Transactions                    34


PART IV

Item 14. Exhibits and Financial Statement Schedules                        35

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

Service Area

The Company's service area primarily consists of the greater Bergen County, New Jersey area. The Company operates its main office in Englewood Cliffs, New Jersey and six branch offices in Fort Lee(2), Edgewater, Hackensack, Tenafly, and Harrington Park, New Jersey; all in Bergen County, NJ.

Competition

The Company operates in a highly competitive environment competing for deposits and loans with commercial banks, thrifts, and other financial institutions, many of which have greater financial resources than the Company. Many large financial institutions in New York City and other parts of New Jersey compete for the business of New Jersey residents located in the Company's service area. In addition, since passage of the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "Modernization Act"), securities firms and insurance companies have been allowed to acquire or form financial institutions, thereby further increasing competition in the financial services market. Certain of these institutions have significantly higher lending limits than the Company and provide services to their customers which the Company does not offer. In addition, the Company's competitors generally have established positions in the Service Area and have greater resources than the Company with which to pay for advertising, physical facilities, personnel, and interest on deposited funds.

Management believes the Company is able to compete on a substantially equal basis with its competitors because it provides responsive personalized services through its knowledge and awareness of the Company's service area, customers, and business.

Employees

At December 31, 2000, the Company employed sixty-six full-time employees and ten part-time employees. None of these employees is covered by a collective bargaining agreement. The Company believes that its employee relations remain good.

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

The BHCA was substantially amended through the Modernization Act. The Modernization Act permits bank holding companies and banks which meet certain capital, management and Community Reinvestment Act standards to engage in a broader range of non-banking activities. In addition, bank holding companies which elect to become financial holding companies may engage in certain banking and non-banking activities without prior FRB approval. Finally, the Modernization Act imposes certain new privacy requirements on all financial institutions and their treatment of consumer information. At this time, the Company has elected not to become a financial holding company, as we do not engage in any non-banking activities.

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

ITEM 2.     DESCRIPTION OF PROPERTY

The Company conducts its business through its main office located at 457 Sylvan Avenue, Englewood Cliffs, New Jersey, and its six branch offices. The following table sets forth certain information regarding the Company's properties as of December 31, 2000.

                                    Leased                    Date of Lease
Location                            or Owned                   Expiration
--------                            --------                   ----------
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

                                     PART II

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of the Registrant's shareholders during the Fourth Quarter of fiscal 2000.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Commencing on December 20, 1996, the Company's Common Stock began trading on the American Stock Exchange under the symbol "BVB". As of December 31, 2000, there were 1,102 stockholders of record of the Common Stock.

The following table sets forth the quarterly high and low bid prices of the Common Stock as reported on the American Stock Exchange for the periods presented. The stock prices and cash dividends are adjusted to reflect stock dividends and stock splits through the 2001 stock dividend.

                                      Bid
                                  ------------
                                                      Cash
                                  High      Low     Dividend
                                  ----      ---     --------
Year Ended December 31, 2000
Fourth Quarter                  $ 14.55   $ 11.82   $ 0.05
Third quarter                     17.96     12.50     0.05
Second quarter                    15.11     11.48     0.05
First quarter                     18.40     13.96     0.04

Year Ended December 31, 1999
Fourth quarter                  $ 18.03   $ 12.77    $0.04
Third quarter                     17.32     14.02     0.04
Second quarter                    21.75     13.46     0.04
First quarter                     24.33     15.26     0.04
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

                                                      Years Ended December 31,
                                          -----------------------------------------------
                                            2000      1999      1998      1997      1996
                                          -------   -------   -------   -------   -------
Selected Operating Data:
Total interest income                     $15,232   $12,558   $10,883   $ 9,942   $ 7,870
Total interest expense                      4,290     3,182     3,006     3,123     2,324
                                          -------   -------   -------   -------   -------
Net interest income                        10,942     9,376     7,877     6,819     5,546
Provision for loan losses                     190       195       140       160       193
                                          -------   -------   -------   -------   -------
Net interest income after provision for
     loan loss                             10,752     9,181     7,737     6,659     5,353
Other income                                1,501     1,409     1,301     1,102       793
Other expenses                              5,950     5,662     4,848     4,361     3,615
                                          -------   -------   -------   -------   -------
Income before income taxes                  6,303     4,928     4,190     3,400     2,531
Income tax expense                          2,201     1,792     1,587     1,337       987
Net income                                $ 4,102   $ 3,136   $ 2,603   $ 2,063   $ 1,544
                                          =======   =======   =======   =======   =======

Basic Earnings per Share(1)               $  1.28   $  0.98   $  0.81   $  0.69   $  0.55
Diluted Earnings per Share(1)             $  1.24   $  0.95   $  0.79   $  0.65   $  0.55

(1) All shares data has been restated to reflect stock dividends and stock split through the 2001 stock dividend.

                                                            At December 31,
                                           ----------------------------------------------------
Selected Financial Data:                       2000       1999       1998       1997       1996
                                           --------   --------   --------   --------   --------
Total Assets                               $234,927   $203,272   $170,768   $144,620   $139,060
Net Loans                                   131,385    116,961     96,955     82,186     75,752
Total Deposits                              208,365    183,205    152,700    128,745    126,333
Stockholders' Equity                         23,263     19,329     17,237     15,157     12,218


                                                  At or for the year ended December 31,
                                           ----------------------------------------------------
Selected Financial Ratios:                     2000       1999       1998       1997       1996
                                           --------   --------   --------   --------   --------
Return on Average Assets (ROA)                 1.92%      1.66%      1.67%      1.47%      1.42%
Return on Average Equity (ROE)                19.47%     17.07%     16.05%     15.25%     13.35%
Equity to Total Assets at Year-End             9.90%      9.51%     10.09%     10.48%      8.79%
Dividend Payout Ratio                         14.84%     17.53%     20.13%     22.69%     24.09%

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

RESULTS OF OPERATIONS  -  2000 versus 1999

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

NET INCOME

For the year ended December 31, 2000, net income increased by $966,000 or 30.8% to $4,102,000 from $3,136,000 for the year ended December 31, 1999. The increase in net income for 2000 compared to 1999 is a result of a 16.7% increase in net interest income to $10,942,000 from $9,376,000 in the prior year coupled with a 6.5%, or $92,000, increase in fee income to $1,501,000 from $1,409,000 for 1999.
The increase in net interest income is primarily the result of a 21.3% increase in interest income, reaching $15,232,000 in 2000 from $12,558,000 in 1999.

Other expenses increased by $288,000 or 5.1%, to $5,950,000 for the year ended December 31, 2000 from $5,662,000 for the year ended December 31, 1999. This increases reflects the costs associated with the addition of two new branches within the local Bergen County community as well as the Company's continued growth, which also affected staff additions, occupancy expenses, salary and employee benefits, and data processing.

On a per share basis, basic earnings per share for the year ended December 31, 2000 were $1.28 as compared to $0.98 for the year ended December 31, 1999, representing an increase of 30.6%. Diluted earnings per share were $1.24 for 2000 as compared to $0.95 for 1999. All share data has been restated to reflect all stock dividends and stock splits through the 2001 stock dividend.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest bearing liabilities and the interest rate paid on them. For the year ended December 31, 2000, net interest income increased by $1,566,000, or 16.7%, to $10,942,000 from $9,376,000 for the year ended December 31, 1999. This growth is the result of a 12.3% increase in net loans and a 22.6% increase in average investment securities combined with a 34.8% increase in interest expense.

Average Balance Sheets

The following table sets forth certain information relating to the Company's average assets and liabilities for the years ended December 31, 2000, 1999, and 1998, and reflects the average yield on assets and average cost of liabilities for the period indicated. Such yields are derived by dividing income or expense, on a tax-equivalent basis, by the average balance of assets or liabilities, respectively, for the periods shown. Securities available for sale are reflected in the following table at amortized cost. Non-accrual loans are included in the average loan balance. Amounts have been computed on a fully tax-equivalent basis, assuming a blended tax rate of 37%.

                                                                       For the years ended December 31,
                                                                            (dollars in thousands)
                                                                 2000                                        1999
                                              -----------------------------------------   -----------------------------------------
                                                 Average                       Average      Average                       Average
                                                 Balance       Interest      Yield/Cost     Balance       Interest      Yield/Cost
                                              -----------    -----------    -----------   -----------    -----------    -----------
ASSETS:
Interest-Earning Assets:
Loans (net of unearned income)                $   125,214    $    11,048           8.82%  $   105,486    $     9,009          8.54%
Tax-Exempt Securities                              10,375            620           5.98        10,766            662          6.15
Taxable Investment Securities                      52,225          3,209           6.15        39,923          2,298          5.76
Federal Funds Sold                                  7,394            490           6.63        16,346            803          4.91
FHLB Account                                          513             38           7.41           440             16          3.64
FHLB Stock                                            512             38           7.42           503             35          6.96
                                              -----------    -----------                  -----------    -----------

Total Interest-earning Assets                     196,233         15,443           7.87%      173,464         12,823          7.39%
                                              -----------    -----------                  -----------    -----------

Non-interest earning Assets                        18,294                                      16,674
Allowance for Loan Losses                          (1,368)                                     (1,094)
                                              -----------                                 -----------
TOTAL ASSETS                                  $   213,159                                 $   189,044
                                              ===========                                 ===========


LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest-Bearing Liabilities:
Demand Deposits                               $    31,673    $       551           1.74%  $    31,399    $       194          0.62%
Savings Deposits                                   22,144            310           1.40        20,613            310          1.50
Money Market Deposits                              14,133            265           1.88        15,509            265          1.71
Time Deposits                                      59,897          3,136           5.24        52,384          2,413          4.61
Short Term Borrowings                                 206             28           6.59             0              0          0.00
                                              -----------    -----------                  -----------    -----------
Total Interest-Bearing Liabilities                128,053          4,290           3.35%      119,905          3,182          2.65%
                                              -----------    -----------                  -----------    -----------
Non-Interest Bearing Liabilities:
Demand Deposits                                    62,863                                      49,953
Other Liabilities                                   1,178                                         812
                                              -----------                                 -----------
Total Non-Interest Bearing Liabilities             64,041                                      50,765
Stockholders' Equity                               21,065                                      18,374
                                              -----------                                 -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                          $   213,159                                 $   189,044
                                              ===========                                 ===========

Net Interest Income
(Tax Equivalent Basis)                                       $    11,153                                 $     9,641
Tax Equivalent Basis adjustment                                     (211)                                        265
                                                             -----------                                 -----------
Net Interest Income                                          $    10,942                                 $     9,376
                                                             ===========                                 ===========

Net Interest Rate Spread                                                           4.52%                                      4.74%
                                                                                   ====                                       ====
                                                                                   5.68%                                      5.56%
                                                                                   ====                                       ====
Net Interest Margin
Ratio of Interest-Earning Assets
to Interest-Bearing Liabilities                      1.53                                        1.45
                                                     ====                                        ====


                                                                 1998
                                              ----------------------------------------
                                                Average                       Average
                                                Balance        Interest      Yield/Cost
                                              -----------    -----------   -----------
ASSETS:
Interest-Earning Assets:
Loans (net of unearned income)                $    87,178    $     7,856          9.01%
Tax-Exempt Securities                               9,438            558          5.91
Taxable Investment Securities                      29,539          1,726          5.84
Federal Funds Sold                                 16,606            878          5.29
FHLB Account                                          508             21          4.13
FHLB Stock                                            476             34          7.14
                                              -----------    -----------

Total Interest-earning Assets                     143,745         11,073          7.70%
                                              -----------    -----------

Non-interest earning Assets                        12,208
Allowance for Loan Losses                            (991)
                                              -----------
TOTAL ASSETS                                  $   154,962
                                              ===========


LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest-Bearing Liabilities:
Demand Deposits                               $    26,289    $       249          0.95%
Savings Deposits                                   17,216            340          1.97
Money Market Deposits                              12,406            260          2.10
Time Deposits                                      43,942          2,157          4.91
Short Term Borrowings                                   0              0          0.00
                                              -----------    -----------
Total Interest-Bearing Liabilities                 99,853          3,006          3.01%
                                              -----------    -----------
Non-Interest Bearing Liabilities:
Demand Deposits                                    38,151
Other Liabilities                                     736
                                              -----------
Total Non-Interest Bearing                         38,887
Liabilities
Stockholders' Equity                               16,222
                                              -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                          $   154,962
                                              ===========

Net Interest Income
(Tax Equivalent Basis)                                       $     8,067
Tax Equivalent Basis adjustment                                      190
                                                             -----------
Net Interest Income                                          $     7,877
                                                             ===========

Net Interest Rate Spread                                                          4.69%
                                                                                  ====
                                                                                  5.61%
                                                                                  ====
Net Interest Margin
Ratio of Interest-Earning Assets
to Interest-Bearing Liabilities                      1.44
                                                     ====

Rate/Volume Analysis

The following table presents, by category, the major factors that contributed to the changes in net interest income on a tax equivalent basis for each of the years ended December 31, 2000 and 1999.

                                      Year Ended                            Year Ended
                                      December 31,                         December 31,
                                      2000 versus                          1999 versus
                                         1999                                  1998
                         -----------------------------------    -----------------------------------
                                                      (in thousands)
                                Increase (Decrease)                     Increase (Decrease)
                                 due to change in                        due to change in
                                      Average                                 Average

                           Volume       Rate          Net        Volume         Rate        Net
                           ------       ----          ---        ------         ----        ---

Interest Income:
Loans (net of unearned
income)                  $   1,685    $     354    $   2,039    $   1,564    $    (411)   $   1,153
Tax Exempt Securities          (24)         (18)         (42)          82           22          104
Taxable Investment
Securities                     708          203          911          598          (26)         572
Federal Funds Sold            (439)         126         (313)         (13)         (62)         (75)
Federal Home Loan Bank
Account                          3           19           22           (2)          (3)          (5)
Federal Home Loan
Bank Stock                       1            2            3            2           (1)           1
                         ---------    ---------    ---------    ---------    ---------    ---------


Total Interest Income        1,934          475        2,620        2,231         (481)       1,750
                         ---------    ---------    ---------    ---------    ---------    ---------


Interest Expense:
Demand Deposits                  2          355          357           32          (87)         (55)
Savings Deposits                23          (23)           0           51          (81)         (30)
Money Market Deposits          (24)          24            0           53          (48)           5
Time Deposits                  346          377          723          389         (133)         256
Short Term Borrowings           28            0           28            0            0            0
                         ---------    ---------    ---------    ---------    ---------    ---------

Total Interest Expense         375          733        1,108          525         (349)         176
                         ---------    ---------    ---------    ---------    ---------    ---------

Net change in Interest

Income                   $   1,559    $    (132)   $   1,512    $   1,706    $    (132)   $   1,574
                         =========    =========    =========    =========    =========    =========

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2000, the Company's provision for loan losses was $190,000, a decrease of $5,000 from the provision of $195,000 for the year ended December 31, 1999. The reduction of the provision reflects management's view of the economy of its service area and management's view of the risks inherent in the Company's loan portfolio.

OTHER INCOME

Other income, which was primarily attributable to service fees received from deposit accounts, for the year ended December 31, 2000, was $1,501,000, an increase of $92,000 or 6.5% above the $1,409,000 received during the year ended December 31, 1999. The increase in service fees is attributable to the higher level of average deposits.

OTHER EXPENSES

Other expenses for the year ended December 31, 2000 amounted to $5,950,000, an increase of $288,000 or 5.1% over the $5,662,000 for the year ended December 31, 1999. This increases reflects the costs associated with the addition of two new branches within the local Bergen County community as well as the Company's continued growth, which also affected staff additions, occupancy expenses, salary and employee benefits, and data processing.

INCOME TAX EXPENSE

The income tax provision, which includes both federal and state taxes, for the years ended December 31, 2000 and 1999 was $2,201,000 and $1,792,000,
respectively. The increase in income taxes is a direct result of the increase in income before taxes in 2000.

RESULTS OF OPERATIONS  -  1999 versus 1998

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

On a per share basis, basic earnings per share for the year ended December 31, 1999 were $0.98 as compared to $0.81 for the year ended December 31, 1998, representing an increase of 21.0%. Diluted earnings per share were $0.95 for 1999 as compared to $0.79 for 1998. All share data has been restated to reflect all stock dividends and stock splits through the 2001 stock dividend.

                               FINANCIAL CONDITION

At December 31, 2000, the Company's total assets were $234,927,000 compared to $203,272,000 at December 31, 1999. Total loans increased to $133,255,000 at December 31, 2000 from $118,545,000 at December 31, 1999. Total deposits at year end 2000 were $208,365,000 compared to $183,205,000 at December 31, 1999.

LOAN PORTFOLIO

At December 31, 2000, the Company's total loans were $133,255,000, an increase of $14,710,000 or 12.4% over total loans of $118,545,000 at December 31, 1999.
The increase in the loan portfolio continues to be attributable to the effect of customer referrals, selective marketing, and growth within the local Bergen County community. Management believes that the Company will remain successful in loan acquisition within this market due to the fact that, through mergers and acquisitions, the Company's trade area is now primarily served by large institutions, frequently headquartered out of state. Management believes that it is not cost-efficient for these larger institutions to provide the level of personal service to small business borrowers.

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

The following table sets forth the classification of the Company's loans by major category as of December 31, 2000, 1999, 1998, 1997, and 1996, respectively:

                                                        December 31,
                                     ----------------------------------------------------
                                       2000       1999       1998       1997       1996
                                     --------   --------   --------   --------   --------
                                                       (in thousands)
Commercial and Industrial            $ 26,087   $ 17,610   $ 18,906   $ 15,568   $ 12,555
Real Estate:
        Non-residential properties     55,699     51,553     33,487     25,929     23,000
        Residential properties         46,039     42,084     37,703     36,988     37,706
        Construction                    4,902      6,901      5,443      2,783      1,752
Consumer                                  528        397      2,694      2,056      1,705
                                     --------   --------   --------   --------   --------

Total Loans                          $133,255   $118,545   $ 98,233   $ 83,324   $ 76,718
                                     ========   ========   ========   ========   ========


The following table sets forth fixed and adjustable rate loans as of December 31, 2000 in terms of interest rate sensitivity (in thousands):


                                        Within
                                          One      1 to 5     After 5
                                         Year      Years       Years      Total
                                        -------    -------    -------    -------
Loans with Fixed Rate                   $ 3,304    $46,715    $14,567    $64,586
Loans with Adjustable Rate               49,629     11,606      7,434     68,669


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

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:

                                                                  December 31,
                                            -------------------------------------------------------------
                                              2000         1999         1998         1997         1996
                                                                   (in thousands)
Non-performing loans                        $      25    $      25    $       0    $     439    $       0
Other real estate owned                             0            0          163            0          139
                                            ---------    ---------    ---------    ---------    ---------
        Total non-performing assets         $      25    $      25    $     163    $     439    $     139

Non-performing assets to total gross
     loans and other real estate owned           0.02%        0.02%        0.17%        0.53%        0.18%
Non-performing assets to total assets            0.01%        0.01%        0.10%        0.30%        0.10%

Non-performing loans to total gross loans        0.02%        0.02%        0.00%        0.53%        0.00%
Allowance for possible loan losses as a
     Percentage of non-performing loans      5,892.00%    5,240.00%         N/A       229.84%         N/A


As of December 31, 2000 and 1999, the Company had one non-accrual loan which represented a line of credit.

Other than as disclosed above, there were no loans where information about possible credit problems of borrowers causes management to have serious doubts as to the ultimate collectibility of such loans.

As of December 31, 2000 and 1999, there were no concentrations of loans exceeding 25% of the Company's total loans and the Company had no foreign loans. The Company's loans are primarily to businesses and individuals located in eastern Bergen County, New Jersey.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The Company maintains an allowance for loan losses at a sufficient level to provide for losses inherent in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the loan portfolio are analyzed on a continuous basis by the Company's officers, by external independent loan review function, and by the Company's audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to the expense and the allowance is reduced by net-chargeoffs (i.e. loans judged to be uncollectible are charged against the reserve, less any recoveries on the loans.) Although management attempts to maintain the allowance at an adequate level, future additions to the allowance may be required based upon changes in market conditions. Additionally, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additional provisions based upon their judgment about information available to them at the time of their examination.

The Company's allowance for loan losses totaled $1,473,000 and $1,310,000 at December 31, 2000 and 1999, respectively. This increase in the allowance is due to the continued growth of the loan portfolio. The following is a summary of the reconciliation of the allowance for loan losses for the periods indicated:

                                                               At December 31,
                                            -------------------------------------------------------
                                             2000        1999        1998        1997        1996
                                            -------     -------     -------     -------     -------
                                                                (in thousands)
Balance, beginning of year                  $ 1,310     $ 1,127     $ 1,009     $   861     $   692
Charge-offs

     Commercial and Industrial                  (25)       --          --          --            (5)
     Real Estate                               --          --          --            (9)        (24)
     Consumer                                    (4)        (13)        (22)        (21)         (7)
                                            -------     -------     -------     -------     -------
          Total Charge-offs                     (29)        (13)        (22)        (30)        (36)
Recoveries
     Commercial and Industrial                    2        --          --          --            12
     Real Estate                               --          --          --          --          --
     Consumer                                  --             1        --            18        --
                                            -------     -------     -------     -------     -------
          Total Recoveries                        2           1        --            18          12
Provision charged to expense                    190         195         140         160         193
                                            -------     -------     -------     -------     -------
Balance, end of year                        $ 1,473     $ 1,310     $ 1,127     $ 1,009     $   861

Ratio of net charge-offs to average loans
     Outstanding                               0.02%       0.01%       0.03%       0.02%       0.04%
Balance of allowance at end of year as a
     Percentage of loans at end of year        1.11%       1.11%       1.15%       1.21%       1.12%

The following table sets forth, for each of the Company's major lending areas, the amount and percentage of the Company's allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated:

             Allocation of the Allowance for Loan Losses by Category
                        For the years ended December 31,
                             (dollars in thousands)


                                2000                            1999                           1998
                                                % of                            % of                             % of
                                                Total                           Total                            Total
                          Amount  % of ALL      Loans     Amount   % of ALL     Loans    Amount    % of ALL      Loans
                          ------  --------      -----     ------   --------     -----    ------    --------      -----
Balance applicable to:
Commercial               $   506     34.36%     19.58%   $   466     35.57%     14.86%   $   342     30.35%     19.25%
Real Estate:
 Non-residential             416     28.24%     41.80%       350     26.72%     43.48%       306     27.15%     34.09%
property
 Residential property        279     18.94%     34.55%       233     17.79%     35.50%       224     19.88%     38.38%
 Construction                 50      3.39%      3.68%        68      5.19%      5.82%        54      4.79%      5.54%
Consumer                      36      2.44%      0.39%        26      1.98%      0.34%        22      1.95%      2.74%


                         -----------------               -----------------               -----------------
Sub-total                $ 1,287     87.37%    100.00%   $ 1,143     87.25%    100.00%   $   948     84.12%    100.00%
                         -----------------               -----------------               -----------------
Unallocated Reserves         186     12.63%                  167     12.75%                  179     15.88%
                         -------                         -------                         -------

TOTAL                    $ 1,473    100.00%    100.00%   $ 1,310    100.00%    100.00%   $ 1,127    100.00%    100.00%
                         =======   =======    =======    =======   =======    =======    =======   =======    =======


                                1997                            1996
                                                % of                          % of
                                                Total                           Total
                          Amount   % of ALL     Loans    Amount    % of ALL     Loans
Balance applicable to:
Commercial               $   262     25.97%     31.49%   $   235     27.29%     25.43%
Real Estate:
 Non-residential             258     25.57%     25.65%       238     27.64%     31.04%
property
 Residential property        234     23.19%     37.37%       234     27.18%     39.02%
 Construction                 28      2.78%      3.34%        18      2.09%      2.28%
Consumer                      22      2.18%      2.15%        21      2.44%      2.23%

                         -----------------               -----------------
Sub-total                $   804     79.69%    100.00%   $   746     86.64%    100.00%
                         -----------------               -----------------

Unallocated Reserves         205     20.31%                  115    13.36%
                         -------                         -------

TOTAL                    $ 1,009    100.00%    100.00%   $   861    100.00%    100.00%
                         =======   =======    =======    =======   =======    =======

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

Management determines the appropriate classification of securities at the time of purchase. At December 31, 2000, $34,741,000 of the Company's investment securities were classified as held to maturity and $20,928,000 were classified as available for sale. At December 31, 2000, the Company held no securities which it classified as trading securities.

At December 31, 2000, total investment securities were $55,669,000, a decrease of $13,384,000, from total investment securities of $69,053,000 at December 31, 1999. This decrease in investment securities from year end 1999 to year end 2000 reflects the maturity of investment securities which continue to be used to fund loan growth.

The following table sets forth the carrying value of the Company's security portfolio as of the dates indicated.

                                                            At December 31,
                                     ----------------------------------------------------------------
                                                             (in thousands)
                                                  2000             1999                 1998
                                     --------------------  --------------------  --------------------
                                     Amortized    Market   Amortized     Market  Amortized    Market
                                        Cost      Value       Cost       Value      Cost      Value
                                     ---------   --------  ---------   --------  ---------   --------
Available for sale
U.S. Government and agency
   Obligations                        $ 20,076   $ 20,076   $ 22,035   $ 21,367   $  6,006   $  6,034
FHLBNY stock                               512        512        512        512        476        476
Other equity securities                    469        340        469        328        469        469
                                      --------   --------   --------   --------   --------   --------
   Total available for sale           $ 21,057   $ 20,928   $ 23,016   $ 22,207   $  6,951   $  6,979

Held to Maturity
U.S. Government and agency
   Obligations                        $ 24,586   $ 24,636   $ 34,596   $ 34,323   $ 16,278   $ 16,402
Municipal and state obligations         10,155     10,160     12,250     12,254     12,196     12,212
                                      --------   --------   --------   --------   --------   --------
   Total held to maturity             $ 34,741   $ 34,796   $ 46,846   $ 46,577   $ 28,474   $ 28,614

        Total Investment Securities   $ 55,798   $ 55,724   $ 69,862   $ 68,784   $ 35,425   $ 35,593
                                      ========   ========   ========   ========   ========   ========


The following table sets forth as of December 31, 2000 and December 31, 1999, the maturity distribution of the Company's debt investment portfolio:

                      Maturity of Debt Investment Securities
                                 December 31, 2000
                                  (in thousands)
                                    Securities                    Securities
                                 Held to Maturity             Available for Sale
                          ------------------------------ -------------------------------
                                                Weighted                        Weighted
                          Amortized   Market    Average  Amortized   Market     Average
                            Cost      Value      Yield     Cost      Value       Yield
                          ---------  -------    -------- ---------  -------     --------
Within 1 year              $24,440   $24,453      6.13%   $   999   $   998      5.25%

1 to 5 years                10,301    10,343      6.16%    18,078    18,057      6.34%

Over 5 years                  --        --        --          999     1,021      8.02%
                           -------   -------              -------   -------
                           $34,741   $34,796              $20,076   $20,076
                           =======   =======              =======   =======

                              December 31, 1999
                                (in thousands)
                                  Securities                    Securities
                                Held to Maturity             Available for Sale
                         ------------------------------  -----------------------------
                                               Weighted                       Weighted
                         Amortized    Market    Average  Amortized  Market     Average
                            Cost      Value      Yield     Cost     Value      Yield
                         ---------   -------   --------  ---------  ------    -------
Within 1 year              $25,981   $25,971      5.58%   $ 2,963   $ 2,960      5.73%

1 to 5 years                20,865    20,606      5.93%    19,072    18,407      6.21%

                           -------   -------              -------   -------
                           $46,846   $46,577              $22,035   $21,367
                           =======   =======              =======   =======


The Company sold no securities from its portfolio during 2000 or 1999.

DEPOSITS

Deposits are the Company's primary source of funds. The Company experienced a growth in average deposit balances of $20,852,000 or 12.3% to $190,710,000 at December 31, 2000 as compared to $169,858,000 at December 31, 1999. This growth continues to be accomplished as a result of continued market penetration combined with continued customer referrals during 2000. Among the increase in deposits, average non-interest bearing deposits had the most significant effect by growing $12,910,000 or 25.8% from 1999 to 2000. Average time deposits also experienced a significant increase by growing $7,513,000, or 14.3%, from $52,384,000 in 1999 to $59,897,000 in 2000. The aggregate amount of average non-interest bearing deposits totaled 33.0% of the Company's total average deposits at December 31, 2000 as compared to 29.4% at December 31, 1999. The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the average amount of various types of deposits for each of the periods indicated:

                                  December 31,
                             (Dollars in Thousands)

                                    2000                     1999                1998
                              -------------------    -------------------  --------------------
                                         Average               Average               Average
                              Amount   Yield/Rate    Amount   Yield/Rate  Amount    Yield/Rate
                              ------   ----------    ------   ----------  ------    ----------
Non-interest Bearing Demand  $ 62,863       --     $ 49,953       --     $ 38,151       --
Interest Bearing Demand        45,806      1.78%     46,908      0.98%     38,695      1.32%
Savings                        22,144      1.40%     20,613      1.50%     17,216      1.97%
Time Deposits                  59,897      5.24%     52,384      4.61%     43,942      4.91%
                             --------              --------              --------
                             $190,710              $169,858              $138,004
                             ========              ========              ========

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of December 31, 2000 (in thousands).

         Three months or less                                  $    22,109
         Over three months through twelve months                    10,576
         Over one year through three years                             585
         Over three years                                                0
                                                               -----------

         Total                                                 $    33,270
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

The Company's total deposits equaled $208,365,000 at December 31, 2000 as compared to $183,205,000 at December 31, 1999. The increase in funds provided by deposit inflows during this period has been more than sufficient to provide the Company's loan demand.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at the periods indicated which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods presented. Except as noted, the amount of assets and liabilities which reprice or mature during a particular period were determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Because the Bank has no interest bearing liabilities with a maturity greater than five years, management believes that a static gap for the over five year time period reflects a more accurate assessment of interest rate risk. The Company's loan repayment assumptions are based upon actual historical repayment rates. At December 31, 2000, the Company is within the target gap range as established by the Asset/Liability Committee of the Board of Directors.

                     Cumulative Rate Sensitive Balance Sheet
                                December 31, 2000
                                 (in thousands)

                                 0 - 3          0 - 6          0 - 1           0 - 5         5 +           All
                                 Months         Months          Year           Years        Years         Others       TOTAL
                               ----------     ----------     ----------     ----------    ----------    ----------   ----------
Investment Securities          $    5,242     $   10,720     $   26,290     $   54,648    $    1,021    $        0   $   55,669

Loans:
     Commercial                     6,267         13,139         19,391         45,009        45,487             0       90,496
     Mortgages                          0            752          2,174         18,258         4,062             0       22,320
     Consumer                       3,101          4,197          8,820         19,744           695             0       20,439

Federal Funds Sold                 20,500         20,500         20,500         20,500             0             0       20,500
Other Assets                            0              0              0              0             0        25,503       25,503
                               ----------     ----------     ----------     ----------    ----------    ----------   ----------

TOTAL ASSETS                   $   35,110     $   49,308     $   77,175     $  158,159    $  209,424    $  234,927   $  234,927
                               ==========     ==========     ==========     ==========    ==========    ==========   ==========

Transaction /
Demand Accounts                $   33,896     $   33,896     $   33,896     $   33,896    $        0    $        0   $   33,896
Money Market                       11,864         11,864         11,864         11,864             0             0       11,864
Savings                            21,709         21,709         21,709         21,709             0             0       21,709
Time < $100,000                    14,011         21,392         26,372         27,828             0             0       27,828
Time > $100,000                    22,109         28,489         32,685         33,270             0             0       33,270
Short term borrowings                   0              0          2,000          2,000             0             0        2,000
Other Liabilities                       0              0              0              0             0        81,097       81,097
Equity                                  0              0              0              0             0        23,263       23,263
                               ----------     ----------     ----------     ----------    ----------    ----------   ----------

TOTAL LIABILITIES AND EQUITY   $  103,589     $  117,350     $  128,526     $  130,567    $  130,567    $  234,927   $  234,927
                               ==========     ==========     ==========     ==========    ==========    ==========   ==========

Dollar Gap                        (68,479)       (68,042)       (51,351)        27,592        78,857
Gap / Total Assets                 -29.15%        -28.96%       -21.86%         11.75%        33.57%
Target Gap Range                  +/-35.0%      +/- 30.0%     +/- 25.0%       +/-25.0%          --
RSA / RSL                           33.89%         42.02%        60.05%        121.13%       160.40%
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

The following table discloses the Company's financial instruments that are sensitive to change in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 2000. Market risk sensitive instruments are generally defined as on- and off- balance sheet financial instruments.

                      Expected Maturity/Principal Repayment
                                December 31, 2000
                             (Dollars in thousands)

                  Avg. Int.                                                          There-               Fair
                    Rate      2001       2002        2003      2004       2005       After      Total     Value
                    ----      ----       ----        ----      ----       ----       -----      -----     -----
Interest Rate
Sensitive
Assets:
Loans ..........    8.82%     47,366     12,472      8,589     16,248     26,579     22,001    133,255    136,229
Tax Exempt
Securities .....    3.94%     10,155       --         --         --         --         --       10,155     10,155
Investment
Securities .....    6.15%     16,133      9,201      5,996     13,163       --        1,021     45,514     45,569
Fed Funds
Sold ...........    6.63%     20,500       --         --         --         --         --       20,500     20,500

Interest Rate
Sensitive
Liabilities:

Demand
Deposits .......    1.74%     33,896       --         --         --         --         --       33,896     33,896
Savings
Deposits .......    1.40%     21,709       --         --         --         --         --       21,709     21,709
Money Market
Deposits .......    1.88%     11,864       --         --         --         --         --       11,864     11,864
Time
Deposits .......    5.24%     59,057      1,041        813        187       --         --       61,098     61,187
Short Term
Borrowings .....    6.59%      2,000       --         --         --         --         --        2,000      2,000


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

The following table summarizes the risk-based and leverage capital ratios for the Company at December 31, 2000, as well as the required minimum regulatory capital ratios:

                                                      Minimum
                                    December 31,     Regulatory
                                        2000         Requirements
                                    -----------      ------------

Risk-Based Capital:
       Tier I Capital Ratio             16.28%           4.0%
       Total Capital Ratio              17.31%           8.0%
Leverage Ratio                          10.91%           3.0%


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

FASB Interpretation No. 44

In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." The interpretation clarifies certain issues with respect to the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25). The interpretation results in a number of changes in the application of APB Opinion No. 25, including the accounting for modifications to equity awards, as well as extending APB Opinion No. 25 accounting treatment to options granted to outside directors for their services as directors. The provisions of the interpretation were effective July 1, 2000 and apply prospectively, except for certain modifications to equity awards made after December 15, 1998. The adoption of APB Opinion No. 25 did not impact the Company's financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See disclosures on market risk in Management's Discussion and Analysis on pages 30 and 31.

ITEM 8. FINANCIAL STATEMENTS

The Consolidated Statements of Financial Condition of the Company as of December 31, 2000 and 1999, and the related Consolidated Statements of Income, Stockholders' Equity, and Cash Flows for each of the years in the three year period ended December 31, 2000 are included herein as indicated on the "Index to Consolidated Financial Statements" on page 36.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information concerning the directors and executive officers is included in the definitive Proxy Statement for the Company's 2001 Annual Meeting under the caption "Proposal 1. Election of Directors" and information concerning compliance with Section 16(a) of the Exchange Act is included under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934", each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2001.

Set forth below is the name of and certain biographical information regarding the additional principal officer of the Company who does not also serve as a director. The term of office for such officer is one year.

Thomas W. Thomasma, 48, has been Senior Vice President and Senior Lending Officer of the Bank since 1994. He previously served in Senior Lending capacities at Independence Bank and at First Fidelity Bank for more than five years.

ITEM 11.     EXECUTIVE COMPENSATION

Information concerning executive compensation is included in the definitive Proxy Statement for the Company's 2001 Annual Meeting under the caption "Executive Compensation" and is hereby incorporated by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2001.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Company's 2001 Annual Meeting under the caption "Security Ownership of Certain Beneficial Owners and Management" which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2001.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 2001 Annual Meeting under the caption "Certain Transactions with Management" which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2001.

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

         (b)     Reports on Form 8-K

                 None

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                          ------

         Independent Auditors' Report........................................37

         Consolidated Statements of Financial Condition
                  as of December 31, 2000 and 1999...........................38

         Consolidated Statements of Income for the years
                  ended December 31, 2000, 1999, and 1998....................39

         Consolidated Statements of Stockholders' Equity
                  for the years ended December 31, 2000,
                  1999, and 1998.............................................40

         Consolidated Statements of Cash Flows for the years
                  ended December 31, 2000, 1999, and 1998....................41

         Notes to Consolidated Financial Statements..........................42

Explanatory Note: This Form 10-K contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Such statements are not historical facts and include expressions about management's confidence, strategies, and expectations about new and existing programs, products, relationships, opportunities, technology, and market conditions. These statements may be identified by the use of such words as "believe," "expect," "anticipate," "should," "may," "potential," or similar statements or variations of such terms. Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations, and business of Bridge View Bancorp, that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, legislative and regulatory conditions, or the development of an interest rate environment which adversely affects Bridge View Bancorp's interest rate margin or other income anticipated from operations and investments. As used in this Form 10-K, "we" and "us" and "our" refer to Bridge View Bancorp and its consolidated subsidiary Bridge View Bank, depending on the context.

                          Independent Auditors' Report

The Board of Directors and Stockholders of
Bridge View Bancorp:


We have audited the accompanying consolidated statements of financial condition of Bridge View Bancorp and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridge View Bancorp and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                                     /s/ KPMG  LLP


Short Hills, New Jersey
February 2, 2001 except as to
Notes 12 and 19, which is
as of March 1, 2001

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                           December 31, 2000 and 1999
                             (Dollars in Thousands)


                  Assets                                 2000         1999
                                                         ----         ----
Cash and cash equivalents:
   Cash and due from banks (note 3)                   $  21,061    $  11,270
   Federal funds sold                                    20,500            0
                                                      ---------    ---------
        Total cash and cash equivalents                  41,561       11,270
                                                      ---------    ---------

Securities available for sale (note 4)                   20,928       22,207
Investment securities, estimated market value of
   $34,796 in 2000 and $46,577 in 1999 (note 4)          34,741       46,846
Loans (note 5):
   Commercial                                            90,496       83,638
   Mortgage                                              22,320       18,567
   Consumer and other                                    20,439       16,340
                                                      ---------    ---------

        Total loans                                     133,255      118,545
   Deferred loan fees                                      (397)        (274)
   Allowance for loan losses                             (1,473)      (1,310)
                                                      ---------    ---------

        Net loans                                       131,385      116,961
                                                      ---------    ---------

Premises and equipment, net (note 6)                      3,768        3,853
Accrued interest receivable                               1,797        1,573
Other assets (note 8)                                       747          562
                                                      ---------    ---------
        Total assets                                  $ 234,927    $ 203,272
                                                      =========    =========


Liabilities and Stockholders' Equity
Deposits (note 7):

   Noninterest-bearing demand deposits                   79,798       51,996
   Interest bearing deposits:
        Savings and time deposits                        96,342       96,101
        Certificates of deposit of $100,000 or more      32,225       35,108
                                                      ---------    ---------
        Total deposits                                  208,365      183,205
Accounts payable and accrued liabilities                  1,299          738
Short term borrowings                                     2,000            0
        Total liabilities                               211,664      183,943
                                                      ---------    ---------

Commitments and contingencies (notes 9 and 15)

Stockholders' equity (notes 12 and 14):
   Capital stock , no par value.  Authorized
      10,000,000 shares; issued and outstanding
      3,214,179 shares in 2000 and 3,212,844 shares
      in 1999                                            21,266       19,035
   Retained earnings                                      2,079          779
   Other comprehensive (loss)income, net of taxes           (82)        (485)
                                                      ---------    ---------

        Total stockholders' equity                       23,263       19,329
                                                      ---------    ---------

        Total liabilities and stockholders' equity    $ 234,927    $ 203,272
                                                      =========    =========


          See accompanying notes to consolidated financial statements.

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                  Years ended December 31, 2000, 1999 and 1998
                  (Dollars in thousands, except per share data)

                                                        2000      1999      1998
                                                      -------   -------   -------
Interest income:
   Loans                                              $11,036   $ 9,009   $ 7,856
   Municipals - nontaxable                                409       397       368
   Investment securities                                3,221     2,349     1,726
   Federal funds sold and FHLBNY income                   566       803       933
                                                      -------   -------   -------
       Total interest income                           15,232    12,558    10,883
                                                      -------   -------   -------
Interest expense:
   Savings and time deposits                            2,574     1,947     1,920
   Certificates of deposit of $100,000 or more          1,688     1,234     1,086
   Short term borrowings                                   28         1         0
                                                      -------   -------   -------
       Total interest expense                           4,290     3,182     3,006
                                                      -------   -------   -------

       Net interest income                             10,942     9,376     7,877

Provision for loan losses (note 5)                        190       195       140
                                                      -------   -------   -------

       Net interest income after provision for loan
       losses                                          10,752     9,181     7,737

Other income - principally fees and service charges     1,501     1,409     1,301
                                                      -------   -------   -------

Other expenses:
   Salaries and employee benefits (note 13)             2,945     2,625     2,196
   Occupancy and equipment expense (note 9)             1,230     1,167     1,143
   Professional fees                                      228       271       197
   Director and stockholder expense (note 13)             244       270       196
   Advertising and business promotion                      18        89        68
   Stationary and supplies                                231       240       168
   Data processing                                        436       365       324
   FDIC expense                                            42        18        16
   Other operating expenses                               576       617       540
                                                      -------   -------   -------
       Total other expenses                             5,950     5,662     4,848
                                                      -------   -------   -------
       Income before income taxes                       6,303     4,928     4,190

Income tax expense (note 8)                             2,201     1,792     1,587
                                                      -------   -------   -------

       Net Income                                     $ 4,102   $ 3,136   $ 2,603
                                                      =======   =======   =======

Earnings per share: (note 11)
   Basic                                              $  1.28   $  0.98   $  0.81
                                                      =======   =======   =======
   Diluted                                            $  1.24   $  0.95   $  0.79
                                                      =======   =======   =======


All share data has been restated to reflect all stock dividends and stock splits through the 2001 stock dividend.

          See accompanying notes to consolidated financial statements.

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 2000, 1999 and 1998
                             (Dollars in Thousands)

                                                                           Accumulated
                                                                              Other
                                                                           Comprehensive
                                                       Capital   Retained  (Loss)income,
                                                        Stock    Earnings   net of tax     Total
                                                       -------     ------    ------       ------
Balance at December 31, 1997                           $13,347      1,788        22       15,157

Net income                                                --        2,603      --          2,603
Other comprehensive income(loss): Unrealized
   holding losses on securities available for
   sale (net of taxes $(1))                               --         --          (5)          (5)
                                                                                          ------
      Total comprehensive income                          --         --        --          2,598
5% stock dividend                                        3,026     (3,026)     --           --

Common stock issued upon exercise of stock options           6       --        --              6

Cash dividends paid                                       --         (524)     --           (524)
                                                       -------     ------    ------       ------

Balance at December 31, 1998                            16,379        841        17       17,237

Net income                                                --        3,136      --          3,136
Other comprehensive income(loss): Unrealized
   holding losses on securities available for
   sale (net of taxes $(337))                             --         --        (502)        (502)
                                                                                          ------
      Total comprehensive income                          --         --        --          2,634
5% stock dividend                                        2,648     (2,648)     --           --

Common stock issued upon exercise of stock options           8       --        --              8

Cash dividends paid                                       --         (550)     --           (550)
                                                       -------     ------    ------       ------
Balance at December 31, 1999                            19,035        779      (485)      19,329

Net income                                                --        4,102      --          4,102
Other comprehensive income(loss): Unrealized
   holding gains on securities available for
   sale (net of taxes $(227))                             --         --         403          403
                                                                                          ------
      Total comprehensive income                          --         --        --          4,505
5% stock dividend                                        2,226     (2,226)     --           --

Common stock issued upon exercise of stock options           5       --        --              5

Cash dividends paid                                       --         (576)     --           (576)
                                                       -------     ------    ------       ------
Balance at December 31, 2000                           $21,266      2,079       (82)      23,263
                                                       =======     ======    ======       ======


          See accompanying notes to consolidated financial statements.

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2000, 1999 and 1998
                             (Dollars in Thousands)

                                                                            2000          1999          1998
                                                                          --------      --------      --------
Cash flows from operating activities:
   Net income                                                             $  4,102      $  3,136      $  2,603
   Adjustments to reconcile net income to net cash provided by
      Operating activities:
          Provision for loan losses                                            190           195           140
          Depreciation and amortization                                        403           324           208
          Deferred tax expense(benefit)                                        (67)          191           (84)
          Net amortization and accretion of premiums and discounts on
             investment securities                                              18            52           (10)
          Gains from sale of loans held for sale                               (23)          (44)          (49)
          Changes in operation assets and liabilities:
             Increase in accrued interest receivable                          (224)         (421)          (83)
             (Increase)decrease in other assets                               (185)           78          (544)
             Increase(decrease) in accounts payable and accrued                561           (93)          113
             liabilities                                                  --------      --------      --------

                    Net cash provided by operating activities                4,775         3,418         2,294
                                                                          --------      --------      --------

Cash flows from investing activities:
   Purchases of investment securities                                      (17,445)      (39,825)      (19,466)
   Maturities of investment securities                                      29,714        21,245        15,784
   Proceeds from repayments of securities available for sale                  --            --             373
   Maturities of securities available for sale                               3,000         6,000         6,120
   Purchases of securities available for sale                               (1,600)      (22,085)         (469)
   Net increase in loans                                                   (14,424)      (20,006)      (14,769)
   Purchase of FHLBNY stock                                                   --              36          --
   Purchases of premises and equipment                                        (318)       (1,610)         (799)
                                                                          --------      --------      --------
                    Net cash used in investing activities                   (1,073)      (56,245)      (13,226)
                                                                          --------      --------      --------

Cash flows from financing activities:
   Net increase in deposits                                                 25,160        30,505        23,955
   Proceeds from FHLB Advance                                                2,000          --            --
   Issuance of common stock and options and warrants exercised                   5             8             6
   Dividends paid                                                             (576)         (550)         (524)
                                                                          --------      --------      --------
                    Net cash provided by financing activities               26,589        29,963        23,437
                                                                          --------      --------      --------
                    (Decrease)increase in cash and cash equivalents         30,291       (22,864)       12,505

Cash and cash equivalents at beginning of year                              11,270        34,134        21,629
                                                                          --------      --------      --------

Cash and cash equivalents at end of year                                  $ 41,561      $ 11,270      $ 34,134
                                                                          ========      ========      ========

Supplemental information:
   Cash paid during the year for:
      Interest                                                            $  4,291      $  3,060      $  3,011
                                                                          ========      ========      ========
      Income taxes                                                        $  1,968      $  1,781      $  1,516
                                                                          ========      ========      ========

          See accompanying notes to consolidated financial statements.

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

 (1)   Summary of Significant Accounting Policies

       The accompanying consolidated financial statements include the accounts of Bridge View Bancorp (the Company) and its direct and indirect wholly-owned subsidiaries, Bridge View Bank, Bridge View Investment Company, and Bridge View Delaware, Inc. (the Bank).

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

       Basis of Financial Statement Presentation

       The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the year. Actual results could differ significantly from those estimates. Certain prior period amounts have been reclassified to conform to the financial statement presentation of 2000. The reclassifications have no effect on stockholders' equity or net income as previously reported.

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

       Other Real Estate Owned  (OREO)

       OREO is carried at the lower of cost or fair value, less estimated cost to sell. When a property is acquired, the excess of the carrying amount over fair value, if any, is charged to the allowance for loan losses. An allowance for OREO is established, through charges to OREO expense, to maintain properties at the lower of cost or fair value less estimated cost to sell. At December 31, 2000, the Company did not have any other real estate owned.

       Stock-Based Compensation

       Stock based compensation is accounted for under the intrinsic value based method. Included in the Notes to Consolidated Financial Statements are the pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which assumes the fair value based method of accounting had been adopted.

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

       Earnings Per Share

       Basic Earnings Per Share excludes dilution and represents the effect of earnings upon the weighted average number of shares outstanding for the period. Diluted Earnings Per Share reflects the effect of earnings upon weighted average shares including the potential dilution that could occur if securities or contracts to issue common stock were converted or exercised, utilizing the treasury stock method. All per share data has been restated to reflect changes due to stock dividends.

       Comprehensive Income

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

 (3)   Cash on Hand and Due from Banks

       Included in cash on hand and due from banks at December 31, 2000 and 1999 was $0.1 million and $0.1 million, respectively, representing reserves required to be maintained at the Federal Reserve Bank of New York.

 (4)   Securities Available for Sale and Investment Securities

       A comparative summary of securities available for sale at December 31, 2000 and 1999 is as follows (in thousands):

                                                               Gross       Gross
                                                 Amortized  Unrealized   Unrealized      Market
           2000                                     Cost       Gains       Losses        Value
           ----                                     ----       -----       ------        -----
           U.S. Government and
               Agency obligations                  $20,076          25         (25)     $20,076
           FHLBNY stock                                512           0           0          512
           Other equity securities                     469           0        (129)         340
                                                   -------     -------     -------      -------
                Total available for sale           $21,057          25        (154)     $20,928
                                                   =======     =======     =======      =======
           1999
           ----
           U.S. Government and
               agency obligations                  $22,035           0        (668)     $21,367
           FHLBNY stock                                512           0           0          512
           Other equity securities                     469           0        (141)         328
                                                   -------     -------     -------      -------
                Total available for sale           $23,016           0        (809)     $22,207
                                                   =======     =======     =======      =======

       A comparative summary of held to maturity investment securities at December 31, 2000 and 1999 is as follows (in thousands):

                                                             Gross          Gross
                                              Amortized   Unrealized      Unrealized       Market
            2000                                 Cost        Gains          Losses          Value
            ----                              ---------   ----------      ----------       -------
            U.S. Government and
                Agency obligations              $24,586          77            (27)        $24,636
            Municipal obligations                10,155           5              0          10,160
                                                -------     -------        -------         -------
                 Total held to maturity         $34,741          82            (27)        $34,796
                                                =======     =======        =======         =======
            1999
            U.S. Government and
                Agency obligations              $34,596           0           (273)        $34,323
            Municipal obligations                12,250           4              0          12,254
                                                -------     -------        -------         -------
                 Total held to maturity         $46,846           4           (273)        $46,577
                                                =======     =======        =======         =======


         Debt investment securities held at December 31, 2000 mature as follows (in thousands):


                                    Securities              Securities
                                 Held to Maturity       Available for Sale
                                -------------------    --------------------
                                Amortized    Market    Amortized     Market
                                   cost       Value       cost        Value

           Within one year       $24,440     $24,453     $   999     $   998
           One to five years      10,301      10,343      18,078      18,057
           Over five years          --          --           999       1,021

                                 -------     -------     -------     -------

                                 $34,741     $34,796     $20,076     $20,076
                                 =======     =======     =======     =======

       For the years ended December 31, 2000, 1999, and 1998, respectively, there were no sales of securities.

       Securities with an amortized cost of $2.0 million were pledged to secure public funds on deposit at December 31, 2000 and 1999.

       The Bank is a member of the Federal Home Loan Bank of New York (FHLBNY). As a result, the Bank is required to hold shares of capital stock of FHLBNY, which are carried at cost, based upon a specified formula. The Bank has a $15,000,000 line of credit with the FHLBNY which is renewable each year. The interest rate is variable and generally at 25 basis points above the federal funds rate. At December 31, 2000, no amount was outstanding under this line of credit.

(5) Loans and Allowance for Loan Losses

       The activity in the allowance for loan losses is as follows (in thousands):

                                                            2000           1999          1998
                                                            ----           ----          ----
                      Balance at beginning of year       $ 1,310        $ 1,127       $ 1,009
                      Provision charged to expense           190            195           140
                      Loans charged off                      (29)           (13)          (22)
                      Recoveries                               2              1             0
                                                          ------         ------        ------
                      Balance at end of year              $1,473         $1,310        $1,127
                                                          ======         ======        ======

       There were no impaired loans at December 31, 2000 and 1999 and as such there were no commitments to fund additional amounts to these borrowers. As of December 31, 2000 and 1999, the Company had one non-accrual loan of $25,000 compared to none at December 31, 1998.

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

 (6)   Premises and Equipment, net

       At December 31, premises and equipment consists of the following (in thousands):

                                                  2000                 1999
                                                  ----                 ----

       Land                                    $ 1,400              $ 1,400
       Building                                  1,697                1,677
       Furniture and equipment                   1,648                1,474
       Leasehold improvements                      916                  792
                                               -------              -------
                                                 5,661                5,343

       Less accumulated depreciation and
       amortization                              1,893                1,490
                                               -------              -------
       Total premises and equipment, net       $ 3,768              $ 3,853
                                               =======              =======

 (7)   Deposits

       At December 31, a summary of the maturity of certificates of deposit is as follows(in thousands):

                                                                      2000            1999
                                                                   -------         -------
          Certificates of deposit maturing:
              One year or less                                     $59,057         $62,554
              One to three years                                     1,867           2,432
              Over three years                                         174             221
                                                                   -------         -------
                   Total certificates of deposit                   $61,098         $65,207
                                                                   =======         =======

 (8)   Income Taxes

       Income tax expense from operations for the years ended December 31 is as follows (in thousands):

                                                                     2000         1999         1998
                                                                     ----         ----         ----
                         Federal:
                              Current                               $ 2,052      $ 1,310      $ 1,367
                              Deferred                                  (57)         164          (72)
                                                                    -------      -------      -------

                                                                      1,995        1,474        1,295
                                                                    -------      -------      -------
                         State:
                              Current                                   216          291          304
                              Deferred                                  (10)          27          (12)
                                                                    -------      -------      -------

                                                                        206          318          292
                                                                    -------      -------      -------

                                                                    $ 2,201      $ 1,792      $ 1,587
                                                                    =======      =======      =======

          Total income tax expense for the years ended December
          31 is allocated as follows (in thousands):
                                                                       2000         1999         1998
                                                                    -------      -------      -------

          Income tax expense from operations                        $ 2,201      $ 1,792      $ 1,587
          Stockholders' equity  - unrealized loss(gain) on
             securities available for sale                              227         (337)          (1)
                                                                    -------      -------      -------

                                                                    $ 2,428      $ 1,455      $ 1,586
                                                                    =======      =======      =======

       Income tax expense from operations differed from the amounts computed by applying the U.S. federal income tax rate (34% in 2000, 1999 and 1998) to income taxes as a result of the following (in thousands):

                                                                           2000           1999          1998
                                                                           ----           ----          ----
       Computed "expected" tax expense                                  $ 2,143        $ 1,676       $ 1,425
       Increase(decrease) in taxes resulting from:
          State taxes, net of federal income tax benefit                    136            245           193
          Tax-exempt income                                                (139)          (135)         (114)
          Other                                                              61              6            83
                                                                        -------        -------       -------

                                                                        $ 2,201        $ 1,792       $ 1,587
                                                                        =======        =======       =======


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2000 and 1999 are as follows (in thousands):

                                                                                2000       1999
                                                                              --------    --------
              Deferred tax assets:
                  Bank premises, furniture and equipment,
                     principally due to differences in depreciation           $     84          84
                  Loans, principally due to allowance for loan
                     losses and deferred fee income                                527         462
                  Unrealized loss on securities available
                     for sale                                                      227         337
                  Other                                                            163           0
                                                                              --------    --------

                                Total gross deferred tax assets                  1,001         883
                                                                              --------    --------

              Deferred tax liabilities:
                  Deferred fee income                                               25          33
                  Investment securities, principally due to
                     accretion of discounts                                         14           7
                                                                              --------    --------

                                Total gross deferred tax liabilities                39          40
                                                                              --------    --------

                                Net deferred tax asset                        $    962    $    843
                                                                              ========    ========

       At December 31, 2000, management believes that no valuation allowance for the deferred tax asset is necessary due to sufficient taxes paid in the statutory carryback period.

 (9)   Leases

       The Company leases banking facilities under operating leases which expire at various dates through 2012, containing certain renewal options. Rental expense amounted to $521,000, $542,000 and $672,000 for the years ended December 31, 2000, 1999, and 1998, respectively. During 1999, the Bank exercised its option to purchase the main office's land in Englewood Cliffs from a partnership which includes one of the directors of the Company. The purchase price represented the fair value of the land.

       The following is a schedule of future minimum lease payments (exclusive of payments for maintenance, insurance, taxes and additional rental payments based on increases in certain indexes) for operating leases with initial or remaining terms in excess of one year from December 31, 2000 (in thousands):

               Year ending December 31:

                 2001                $   497
                 2002                    422
                 2003                    291
                 2004                    204
                 2005                    167
                 Thereafter              958
                                     =======


(10)   Related-party Transactions

       Certain directors of the Bank are associated with professional firms that rendered various professional services for the Bank. The Bank paid the firms, excluding rental payments, approximately $133,000, $111,000 and $113,000 during the years ended December 31, 2000, 1999 and 1998, respectively. It is the Bank's policy not to originate loans to directors, executive officers or their affiliates.

(11)   Earnings Per Share Reconciliation

       The Company's calculation of earnings per share is as follows:

                                                          Year Ended December 31,
                                                      2000         1999         1998
                                                      ----         ----         ----
                                                  (in thousands, except per share data)
       Basic earnings per share:

            Net Income                              $  4,102     $  3,136     $  2,603
                                                    ========     ========     ========

       Average number of shares outstanding            3,213        3,213        3,211
                                                    ========     ========     ========

       Basic earnings per share                     $   1.28     $   0.98     $   0.81
                                                    ========     ========     ========


       Diluted earnings per share:

            Net Income                              $  4,102     $  3,136     $  2,603
                                                    ========     ========     ========

       Average number of shares of common
       stock and equivalents outstanding:
            Average common shares outstanding          3,213        3,213        3,211

            Additional shares considered in
            diluted computation assuming:
               Exercise of options and warrants           87           93           97
                                                    --------     --------     --------

       Average number of shares outstanding
       on a diluted basis                              3,300        3,306        3,308
                                                    ========     ========     ========

       Diluted earnings per share                   $   1.24     $   0.95     $   0.79
                                                    ========     ========     ========

(12)   Stockholders' Equity and Dividend Restrictions

       The Bank declared a two for one stock split effective December 1, 1997 and December 6, 1996 as well as a 10% stock dividend effective March 1, 2001 and 5% stock dividends effective March 30, 2000, April 1, 1999, April 3, 1998, April 1, 1997, April 1, 1996, April 1, 1995, and February 28, 1994.

       The Company's ability to pay cash dividends is based on its ability to receive cash from its bank subsidiary. New Jersey law provides that no dividend may be paid unless, after the payment of such dividend, the capital of the Bank will not be impaired and either the Bank will have statutory surplus of not less than 50% of its capital stock or the payment of such dividend will not reduce the statutory surplus of the Bank. At December 31, 2000, this restriction did not result in any effective limitations on the manner in which the Bank is currently operating.

(13)   Benefit Plans

       During 1994, the Company's stockholders approved the 1994 Stock Option Plan for Non Employee Directors (Directors' Plan) and the 1994 Employee Stock Option Plan (Employees' Plan). The Directors' Plan provided for options to purchase up to 139,535 shares of the Company's common stock to be issued to directors who are not employees of the Company. The Employees' Plan provided for options to purchase up to 139,535 shares of the Company's common stock to be issued to employees of the Company. Previously issued options to an employee of the Company were terminated upon adoption of these plans. The option price per share approximates the market value of the Company's stock on the date of grant. At December 31, 2000, 139,535 granted options to purchase shares remain outstanding under the Directors' Plan and 87,030 granted options are outstanding under the Employees' Plan.

       During 1998, the Company's stockholders approved the adoption of an additional stock option plan for non-employee directors of the Company (the 1998 Stock Option Plan). The 1998 Stock Option Plan authorized the granting of 181,912 options to purchase shares of the Company's common stock to individuals who were then directors of Bridge View Bancorp. During 1998, 169,785 options were granted to non-employee directors. At December 31, 1999, 12,127 of these options remain available for future distribution.

       A summary of the stock option plans for the years ended December 31, 2000, 1999, and 1998 is as follows:

                                      Number
                                        Of                  Option Price
                                      Shares                  Per Share
                                      ------                  ---------

Outstanding at December 31, 1997      198,900                3.48 - 4.30

Granted                               197,254                   22.06
Exercised                              (1,327)                  4.97
                                      -------

Outstanding at December 31, 1998      394,827               3.48 - 22.06

Granted                                  --                     --
Forfeited                               1,675               4.30 - 22.06
Exercised                              (1,567)                  4.30
                                      -------

Outstanding at December 31, 1999      394,935               3.48 - 22.06

Granted                                 2,750                  13.41
Forfeited                                --                     --
Exercised                              (1,214)                  4.30

Outstanding at December 31, 2000      396,471               3.48 - 22.06
                                      -------


       At December 31, 2000, 1999, and 1998, the number of options exercisable was 396,471, 394,935, and 394,827, respectively, and the weighted-average price of those options was $12.93, $12.90, and $12.83, respectively.

       At December 31, 2000 and 1999, there were 26,136 and 28,886 additional shares available for grant under the Plans. During 2000, 2,750 options were granted. No options were granted during 1999, while a total of 197,254 options were granted in 1998. The per share weighted-average fair values of stock options granted during 2000 and 1998 were $7.17 and $7.12, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2000 and 1998, respectively: expected dividend yields of 3.00% and 5.80%, risk-free interest rates of 5.0% and 5.4%, and expected lives of five years.

       The Corporation applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                    2000              1999              1998
                                    ----              ----              ----
Net income:
     As reported                  $ 4,102           $ 3,136           $ 2,603
     Pro forma                      3,857             2,891             2,358
                                    =====             =====             =====

Basic earnings per share:
     As reported                  $  1.28           $  0.98           $  0.81
     Pro forma                       1.20              0.90              0.74
                                     ====              ====              ====

Diluted earnings per share:
     As reported                  $  1.24           $  0.95           $  0.79
     Pro forma                       1.18              0.88              0.71
                                     ====              ====              ====


       The Company currently offers a 401(k) profit sharing plan (the Plan) covering all full-time employees, wherein employees can invest up to 15% of their pretax earnings. The Company matches a percentage of employee contributions at the Board's discretion. The Company made matching contributions of $38,000, $26,000, and $28,000 in the years ended December 31, 2000, 1999, and 1998, respectively.

       During 1998, the Company provided its directors with a Director Retirement Plan. The Plan provides for a retirement benefit payable over a 5 year period or a death benefit to be provided to the director's beneficiaries. During 2000, 1999, and 1998, the amount charged to expense related to the Retirement Plan was $118,000, $140,000, and $50,000, respectively.

(14)   Regulatory Capital Requirements

       Federal Deposit Insurance Corporation (FDIC) regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2000, the Bank was required to maintain (i) a minimum leverage ratio of Tier I capital to total adjusted assets of 4.0%, and (ii) minimum ratios of Tier I and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

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

       Management believes that, as of December 31, 2000, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

       The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 2000 and 1999, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution:

                                                              FDIC requirements
                                                    -------------------------------------
                                                      Minimum         For classification
                              Bank actual             capital         as well capitalized
                            --------------            adequacy        -------------------
                                                    -------------
                            Amount   Ratio          Amount  Ratio        Amount   Ratio
                            ------   -----          ------  -----        ------   -----
December 31, 2000:
    Leverage (Tier I)
    Capital                 $23,263  10.91%        $ 8,526   4.00%       $10,658   5.00%
    Risk-based capital:
       Tier I                23,262  16.28           5,717   4.00          8,575   6.00
       Total                 24,735  17.31          11,433   8.00         14,292  10.00

December 31, 1999:
    Leverage (Tier I)
    Capital                 $19,329  10.22%        $ 7,562   4.00%       $ 9,452   5.00%
    Risk-based capital:
       Tier I                19,729  16.01           4,931   4.00          7,396   6.00
       Total                 21,039  16.71           9,861   8.00         12,327  10.00

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

       The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet loans. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Outstanding available loan commitments, primarily variable rate home equity loans, at December 31, 2000 and 1999 totaled $24.7 million and $34.9 million, respectively. Additionally, unused credit card commitments totaled $1,001,000 at December 31, 2000.

       Most of the Company's lending activity is with customers located in Bergen County, New Jersey. At December 31, 2000 and 1999, respectively, the Company had outstanding letters of credit to customers totaling $1,405,000 and $2,323,000 whereby the Company guarantees performance to a third party. These letters of credit generally have fixed expiration dates of one year or less.

(16)   Financial Information of Parent Company

       The following information on the parent only financial statements as of December 31, 2000 and 1999 and for the years then ended should be read in conjunction with the notes to the consolidated financial statements.


                                  Statement of Financial Condition
                                          (in thousands)                December 31,
                                                                     2000          1999
                                                                     ----          ----
                                                                        (in thousands)
          Assets:
               Cash and due from subsidiary                        $    867      $    862
               Equity securities                                        340           328
               Investment in subsidiary                              22,021        18,104
               Other assets                                              56            56
                                                                   --------      --------

                         Total assets                              $ 23,284      $ 19,350
                                                                   ========      ========

          Liabilities:
               Due to subsidiary                                   $     21      $     21
          Stockholders' equity:
               Common stock                                          21,266        19,035
               Other comprehensive (loss)income, net of taxes           (82)         (485)
               Retained earnings                                      2,079           779
                                                                   --------      --------

                         Total stockholders' equity                  23,263        19,329
                                                                   --------      --------

                         Total liabilities and stockholders'
                            Equity                                 $ 23,284      $ 19,350
                                                                   ========      ========

                               Statement of Income
                                 (in thousands)      For the years ended
                                                         December 31,
                                                  2000       1999         1998
                                                --------   --------     --------
Dividend income from subsidiary                 $    576   $    550     $    524
Expenses                                               0         (7)          (8)
                                                --------   --------     --------

Income before equity in undistributed
   earnings of subsidiary bank                       576        543          516
Income after equity in undistributed
   earnings of subsidiary bank                     3,526      2,593        2,087
                                                --------   --------     --------

                              Net income        $  4,102   $  3,136     $  2,603
                                                ========   ========     ========


                             Statement of Cash Flow
                                 (in thousands)                  For the years ended
                                                                       December 31,
                                                              2000         1999         1998
                                                            --------     --------     --------
Cash flows from operating activities:
     Net income                                             $  4,102     $  3,136     $  2,603
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Equity in undistributed earnings of the
               subsidiary bank                                (3,526)      (2,593)      (2,087)
           Decrease in other assets, net                           0            6            6
                                                            --------     --------     --------
              Net cash provided by operating activities          576          549          522

Cash flows from investing activities:
     Purchases of securities                                    --           (469)        --
                                                            --------     --------     --------
          Net cash provided by financing activities             --           (469)        --

Cash flows from financing activities:
     Dividends paid                                             (576)        (550)        (524)
     Proceeds from exercise of options                             5            8            6
                                                            --------     --------     --------
          Net cash (used in) provided by financing
           Activities                                           (571)        (542)        (518)
          Net change in cash for the period                        5         (462)           4
          Net cash at beginning of year                          862        1,324        1,320
                                                            --------     --------     --------
          Net cash at end of year                           $    867     $    862     $  1,324
                                                            ========     ========     ========

(17)   Fair Value of Financial Instruments

       Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Bank disclose the estimated fair value of its financial instruments whether or not recognized in the consolidated balance sheet. Fair value estimates and assumptions are set forth below for the Bank's financial instruments at December 31, 2000 and 1999 (in thousands):

                                                     2000                     1999
                                             ---------------------    --------------------
                                                            Esti-                   Esti-
                                              Carry-        mated      Carry-       Mated
                                               ing          fair        ing         fair
                                              amount        value      amount       value
       Financial assets:
           Cash and cash equivalents         $ 41,561       41,561      11,270      11,270
           Securities available for sale       20,928       20,928      22,207      22,207
           Investment securities               34,741       34,796      46,846      46,577
           Net loans                          131,385      134,359     116,961     116,834
       Financial liabilities:
           Deposits                           208,365      208,454     183,205     183,060
           Short term borrowings                2,000        2,000        --          --


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

          Short term borrowings

          The carrying amount approximates fair value.

          Commitments to Extend Credit

          The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements; at December 31, 2000 and 1999, such amounts were not material.

          Limitation

          The preceding fair value estimates were made at December 31, 2000 and 1999, based on pertinent market data and relevant information on the financial instrument. These estimates do not include any premium or discount that could result from an offer to sell at one time the Bank's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Bank's financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors. Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

          Since these fair value approximations were made solely for on- and off-balance-sheet financial instruments at December 31, 2000 and 1999, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

(18)   Quarterly Financial Data  (unaudited)

The following represents summarized unaudited quarterly financial data of the Company which, in the opinion of management, reflects adjustments (comprising only normal recurring accruals) necessary for fair presentation.

                               Three Months Ended
                      (in thousands, except per share data)

                                         December 31    September 30       June 30        March 31
                                         -----------    ------------     -----------     -----------
2000
Interest income                          $     4,036     $     3,911     $     3,735     $     3,550
Interest expense                               1,250           1,108             943             989
                                         -----------     -----------     -----------     -----------
Net interest income                            2,786           2,803           2,792           2,561
Provision for loan losses                         70              30              40              50
Other expense, net                               924           1,187           1,186           1,152
Provision for federal and state
     income taxes                                602             546             560             493
                                         -----------     -----------     -----------     -----------
Net income                               $     1,190     $     1,040     $     1,006     $       866
                                         ===========     ===========     ===========     ===========

Net earnings per share:
     Basic                               $      0.37     $      0.33     $      0.31     $      0.27
                                         ===========     ===========     ===========     ===========
     Diluted                             $      0.36     $      0.32     $      0.31     $      0.26
                                         ===========     ===========     ===========     ===========


1999
Interest income                          $     3,580     $     3,269     $     2,939     $     2,770
Interest expense                                 982             814             681             705
                                         -----------     -----------     -----------     -----------
Net interest income                            2,598           2,455           2,258           2,065
Provision for loan losses                         60              45              50              40
Other expense, net                             1,066           1,070           1,064           1,053
Provision for federal and state
     income taxes                                535             488             414             355
                                         -----------     -----------     -----------     -----------
Net income                               $       937     $       852     $       730     $       617
                                         ===========     ===========     ===========     ===========

Net earnings per share:
     Basic                               $      0.29     $      0.26     $      0.23     $      0.19
                                         ===========     ===========     ===========     ===========
     Diluted                             $      0.28     $      0.25     $      0.22     $      0.19
                                         ===========     ===========     ===========     ===========

(19) Subsequent Event - Stock Dividend

On March 1, 2001, the Company declared a 10% Stock Dividend (the "2001 Stock Dividend"). The dividend is payable to all holders of record as of March 13, 2001 and will be paid on April 2, 2001. Earnings per share and all share data has been restated to reflect the effect of the 2001 stock dividend.

(20) Recent Accounting Pronouncements

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

FASB Interpretation No. 44

In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." The interpretation clarifies certain issues with respect to the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25). The interpretation results in a number of changes in the application of APB Opinion No. 25, including the accounting for modifications to equity awards, as well as extending APB Opinion No. 25 accounting treatment to options granted to outside directors for their services as directors. The provisions of the interpretation were effective July 1, 2000 and apply prospectively, except for certain modifications to equity awards made after December 15, 1998. The adoption of APB Opinion No. 25 did not impact the Company's financial statements.

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

                                                  BRIDGE VIEW BANCORP
                                                  By: /s/  Albert F. Buzzetti
                                                     -------------------------
                                                     Albert F. Buzzetti
                                                     President and CEO

Dated: March 23, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           Name                           Title                           Date
-----------------------------------------------------------------------------------
/s/  Albert F. Buzzetti              President, Chief                March 23, 2001
--------------------------------     Executive Officer and
Albert F. Buzzetti                   Director

/s/  Gerald A. Calabrese             Director                        March 23, 2001
---------------------------------
Gerald A. Calabrese

/s/  Glenn L. Creamer                Director                        March 23, 2001
---------------------------------
Glenn L. Creamer

/s/  Bernard Mann                    Director                        March 23, 2001
---------------------------------
Bernard Mann

/s/  Mark Metzger                    Director                        March 23, 2001
---------------------------------
Mark Metzger

/s/  Jeremiah F. O'Connor            Director                        March 23, 2001
---------------------------------
Jeremiah F. O'Connor

/s/  Joseph C. Parisi                Director                        March 23, 2001
---------------------------------
Joseph C. Parisi

/s/  John A. Schepisi                Director                        March 23, 2001
---------------------------------
John A. Schepisi