Form 10-Q
period 2001-03-31
BRIDGE VIEW BANCORP
filed 2001-05-15
CIK 1022809

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2001

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

              3,226,145 shares of Common Stock as of April 30, 2001

                                      INDEX

                               BRIDGE VIEW BANCORP




Part I  -  Financial Information


Item 1.    Financial Statement

           Consolidated Statements of Financial Condition as of March 31, 2001 (unaudited) and December 31, 2000

           Consolidated Statements of Income
           for the three months ended March 31, 2001 and 2000 (unaudited)

           Consolidated Statements of Cash Flows
           for the three months ended March 31, 2001 and 2000 (unaudited)

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

                               BRIDGE VIEW BANCORP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 ( in thousands)

                                                                         March 31,     December 31,
                                                                            2001          2000
                                                                         ---------     -----------
                                                                        (unaudited)
ASSETS
Cash and cash equivalents:
     Cash and due from banks .......................................     $  18,343      $  21,061
     Federal funds sold ............................................        41,400         20,500
                                                                         ---------      ---------
TOTAL CASH AND CASH EQUIVALENTS ....................................        59,743         41,561
                                                                         ---------      ---------
Securities:
     Available for sale ............................................         8,968         20,928
     Held to maturity ..............................................        26,255         34,741
                                                                         ---------      ---------
TOTAL SECURITIES ...................................................        35,223         55,669
                                                                         ---------      ---------
Loans, net of allowance for losses of $1,456 and $1,473,
and deferred loan fees of $417 and $397, respectively ..............       130,600        131,385
Premises and equipment, net ........................................         3,670          3,768
Accrued interest receivable and other assets........................         2,290          2,544
                                                                         ---------      ---------
TOTAL ASSETS .......................................................     $ 231,526      $ 234,927
                                                                         =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing demand
     deposits ......................................................     $  69,070      $  79,798
     Interest bearing deposits:
          Savings and time deposits ................................       104,488         96,342
          Certificates of deposit $100,000 + .......................        30,647         32,225
                                                                         ---------      ---------
TOTAL DEPOSITS .....................................................       204,205        208,365
Accrued interest payable and other liabilities......................         1,289          1,299
Short term borrowings ..............................................         2,000          2,000
                                                                         ---------      ---------
TOTAL LIABILITIES ..................................................       207,494        211,664
Commitments and Contingencies
Stockholders' equity:
     Common stock, no par value,
     authorized 10,000,000 shares issued
     and outstanding 3,226,145 in 2001
     and 3,214,179 in 2000 .........................................        25,277         21,266
     (Accumulated deficit) retained earnings (note 2) ..............        (1,196)         2,079
     Accumulated other comprehensive loss ..........................           (49)           (82
                                                                         ---------      ---------
TOTAL STOCKHOLDERS' EQUITY .........................................        24,032         23,263
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................     $ 231,526      $ 234,927
                                                                         =========      =========


            See notes to unaudited consolidated financial statements.

                               BRIDGE VIEW BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                            (unaudited, in thousands)

                                                                       Three months ended March 31,
                                                                            2001       2000
                                                                            ----       ----
Interest Income:
   Loans .............................................................     $2,848     $2,554
   Federal funds sold ................................................        329         22
   Investment Securities
      Taxable ........................................................        556        865
      Tax - exempt ...................................................        120        109
                                                                           ------     ------
TOTAL INTEREST INCOME ................................................      3,853      3,550

Interest Expense:
   Savings deposits ..................................................        325        198
   Other time deposits ...............................................        357        341
   Time deposits $100,000 + ..........................................        420        450
   Short term borrowings .............................................         28          0
                                                                           ------     ------
TOTAL INTEREST EXPENSE ...............................................      1,130        989

               Net Interest Income ...................................      2,723      2,561

Provision for loan losses ............................................         10         50

Net interest income after provision for loan
losses ...............................................................      2,713      2,511

Non-interest income:
   Service charge income .............................................        414        326
                                                                           ------     ------
TOTAL NON-INTEREST INCOME ............................................        414        326

Non-interest expense:
   Salaries and employee benefits ....................................        815        761
   Occupancy and equipment expense ...................................        331        310
   Other .............................................................        474        407
                                                                           ------     ------
TOTAL NON-INTEREST EXPENSE ...........................................      1,620      1,478

Income before income taxes ...........................................      1,507      1,359

Income tax expense ...................................................        527        493
                                                                           ------     ------

NET INCOME ...........................................................     $  980     $  866
                                                                           ======     ======

Earnings per share:
     Basic ...........................................................     $ 0.30     $0.27
     Diluted .........................................................     $ 0.30     $0.26

            See notes to unaudited consolidated financial statements.

                               BRIDGE VIEW BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                          Three months ended March 31,
                                                                                2001         2000
                                                                          -------------   ------------
Cash flows from operating activities:
     Net Income ........................................................     $    980      $    866
     Adjustments to reconcile net income to net cash
     Provided by operating activities:
        Depreciation and amortization ..................................           98            96
        Provision for loan losses ......................................           10            50
        Gains from sales of loans held for sale ........................           11             4
        Decrease(increase) in accrued interest receivable
        and other assets ...............................................          254          (346)
        (Decrease)increase in accrued interest payable and
         Other liabilities .............................................          (10)          439
                                                                             --------      --------
Net cash provided by operating activities ..............................        1,343         1,109

Cash flows from investing activities:
     Proceeds from maturities of investment securities .................       20,388        11,215
     Purchases of investment securities ................................            0        (6,716)
     Net decrease(increase) in loans ...................................          785        (3,701)
     Net decrease(increase) in premises and equipment ..................           98           (34)
                                                                             --------      --------
Net cash provided by(used in) investing activities .....................       21,271           764

Cash flows from financing activities:
     Net (decrease)increase in deposits ................................       (4,160)          275
     Proceeds from issuance of common stock ............................           51             3
     Cash paid for dividends ...........................................         (323)         (139)
                                                                             --------      --------
Net cash provided by financing activities ..............................       (4,432)          139

Net change in cash and cash equivalents ................................       18,182         2,012
Cash and cash equivalents at beginning of period .......................       41,561        11,270
                                                                             --------      --------
Cash and cash equivalents at end of period .............................     $ 59,743      $ 13,282

Cash paid during the period for:
     Interest ..........................................................        1,183           988
     Income taxes ......................................................        1,018           424

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

       The consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 2000. The results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

       Organization

       The Company is a New Jersey Corporation and registered bank holding company with the Board of Governors of the Federal Reserve System. The Bank is a commercial bank which provides a full range of banking services to individuals and corporate customers in New Jersey. Both the Company and the Bank are subject to competition from other financial institutions. The Bank is regulated by state and federal agencies and is subject to periodic examinations by those regulatory authorities.

       Basis of Financial Presentation

       The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the quarter. Actual results could differ significantly from those estimates. Certain prior period amounts have been reclassified to conform to the financial statements presentation of 2001. The reclassifications have no effect upon stockholders' equity or net income as previously reported.

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


(2)    Retained Earnings - Stock Dividend

       The Company declared a 10% Stock Dividend (the "2001 Stock Dividend") on March 1, 2001 and paid the dividend on April 2, 2001. Retained earnings decreased by the market value of shares issued in connection with the 2001 Stock Dividend. Earnings per share and all share data has been restated to reflect the effect of the 2001 stock dividend.

 (3)   Earnings Per Share Reconciliation

       The reconciliation of the numerator and the denominator of Basic EPS with that of Diluted EPS is presented for the three month periods ended March 31, 2001, and 2000.

                                                      Three Months Ended
                                                            March 31,
                                                     2001             2000
                                                     ----             ----
                                                          (in thousands,
                                                       except per share data)
Basic earnings per share:

     Net Income                                      $  980                  866
                                                     ======               ======

Average number of shares outstanding                  3,223                3,213
                                                     ======               ======

Basic earnings per share                             $ 0.30                 0.27
                                                     ======               ======


Diluted earnings per share:

     Net Income                                      $  980                  866
                                                     ======               ======

Average number of shares of common
stock and equivalents outstanding:
     Average common shares outstanding                3,223                3,213

     Additional shares considered in
     diluted computation assuming:
        Exercise of options                              92                   90
                                                     ------               ------

Average number of shares outstanding
on a diluted basis                                    3,315                3,303
                                                     ======               ======

Diluted earnings per share                           $ 0.30                 0.26
                                                     ======               ======

(4)     Comprehensive Income

       Total comprehensive income is presented for the three month periods ended March 31, 2001 and 2000, respectively.


                                               Three months ended March 31,
          (in thousands)                          2001              2000
                                                  ----              ----
          Comprehensive Income
          Net income                             $  980            $  866
          Other comprehensive income,
            net of taxes                             33                63
                                                 --------          --------
          Total comprehensive income             $1,013            $  929

       Other comprehensive income consists of net unrealized gains or losses on securities available for sale.


(5)      Recent Accounting Pronouncements

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


RESULTS OF OPERATIONS  -  Three Months Ended March 31, 2001 and 2000

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

NET INCOME
For the three months ended March 31, 2001, net income increased by $114,000 or 13.2% to $980,000 from $866,000 for the three months ended March 31, 2000. The increase in net income is primarily the result of a 6.3% increase in net interest income to $2,723,000 in 2001 from $2,561,000 in the prior year coupled with a 27.0%, or $88,000, increase in other operating income, primarily fee income, to $414,000 in 2001 from $326,000 in 2000.

Interest expense increased $141,000 or 14.3% for the three months ended March 31, 2001 to $1,130,000 as compared to $989,000 for the three months ended March 31, 2000. This increase reflects the increase in average deposits since March, 2000.

On a per share basis, basic earnings per share were $0.30 for the quarter ended March 31, 2001 as compared to $0.27 for the quarter ended March 31, 2000, representing an increase of $0.03 or 11.1%. Diluted earnings per share were $0.30 for the first quarter of 2001 as compared to $0.26 for the first quarter of 2000, reflecting an increase of $0.04 or 15.4%. Per share data has been restated to reflect the 2001 10% stock dividend.

PROVISION FOR LOAN LOSSES
For the quarter ended March 31, 2001, the Company's provision for loan losses was $10,000, a decrease of $40,000 from the provision of $50,000 for the quarter ended March 31, 2000. The decreased provision reflects management's view of the economy of its service area and the strength of the Company's loan portfolio.

NON-INTEREST INCOME
Non-interest income, which was primarily attributable to service fees received from deposit accounts, amounted to $414,000 for the three months ended March 31, 2001, an increase of $88,000 or 27.0%, above the $326,000 earned during the three months ended March 31, 2000. The increase in service fees is attributable to the higher level of average deposits.

NON-INTEREST EXPENSE
Non-interest expenses for the quarter ended March 31, 2001 amounted to $1,620,000, an increase of $142,000, or 9.6%, above the $1,478,000 for the quarter ended March 31, 2000. This increase continues to be related primarily to staff additions, occupancy expense, data processing fees, customary increases for salary and employee benefits, as well as other administrative expenses resulting from the Company's growth since the first quarter of 2000.

INCOME TAX EXPENSE
The income tax provision, which includes both federal and state taxes, for the quarters ended March 31, 2001 and 2000 was $527,000 and $493,000, respectively. The increase in income taxes is a direct result of the increase in income before taxes in 2001.

           FINANCIAL CONDITION: March 31, 2001 and December 31, 2000

At March 31, 2001, the Company's total assets were $231,526,000 compared to $234,927,000 at December 31, 2000. Total loans decreased slightly to $132,473,000 at March 31, 2001 from $133,255,000 at December 31, 2000. Total deposits at the first quarter end 2001 were $204,205,000 compared to $208,365,000 at December 31, 2000.


LOAN PORTFOLIO
At March 31, 2001, the Company's total loans were $132,473,000, a slight decrease of $782,000 or 0.6% over total loans of $133,255,000 at December 31, 2000. The decrease in the loan portfolio at quarter end is reflective of payoffs of short term loans primarily construction related. Management continues to believe that the Company will remain successful in loan acquisition in this market. The Company's success will continue to be attributable to the effect of continued customer referrals, selective marketing, and continued growth within the local Bergen County community combined with the fact that, through mergers and acquisitions, the Company's trade area is becoming increasingly served by large institutions, frequently headquartered out of state. Management believes that it is not cost-efficient for these larger institutions to provide the level of personal service the Company provides to small business borrowers.

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

The following table sets forth the classification of the Company's loans by major category as of March 31, 2001 and December 31, 2000, respectively:

                                                     March 31, 2001                      December 31, 2000
                                                     --------------                      -----------------
                                                                  (Dollars in thousands)

                                                  Amount          Percent              Amount         Percent

Commercial                                        $89,733         67.7%                $90,496         67.9%
Mortgage                                           21,523         16.3%                 22,320         16.8%
Consumer                                           21,217         16.0%                 20,439         15.3%
                                                 --------      --------               --------      -------

Total Loans                                      $132,473          100%               $133,255          100%
                                                 ========      ========               ========      ========


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

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:

                              Non-Performing Assets
                             (dollars in thousands)

                                               March 31,        December 31,
                                                2001              2000
                                                ----              ----

Non-performing loans                             $ 0              $25
Other real estate                                  0                0
                                                 ---              ---
     Total non-performing assets                 $ 0              $25

Non-performing loans to total gross loans        N/A              0.02%
Non-performing assets to total assets            N/A              0.01%

As of March 31, 2001, the Company had no non-accrual loans. At December 31, 2000, the Company had one non-accrual loan which represented a line of credit.

Other than as disclosed above, there were no loans where information about possible credit problems of borrowers causes management to have serious doubts as to the ultimate collectibility of such loans.

As of March 31, 2001 and December 31, 2000, there were no concentrations of loans exceeding 25% of the Company's total loans and the Company had no foreign loans. The Company's loans are primarily to businesses and individuals located in eastern Bergen County, New Jersey.


ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The Company maintains an allowance for loan losses at a level believed sufficient by management to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the loan portfolio are analyzed on a continuous basis by the Company's officers, by external independent loan review auditors, and by the Company's audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to the expense and the allowance is reduced by net-chargeoffs (i.e. loans judged to be uncollectible are charged against the reserve, less any recoveries on the loans.) Although management attempts to maintain the allowance at an adequate level, future addition to the allowance may be required based upon changes in market conditions. Additionally, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additional provisions based upon their judgment about information available to them at the time of their examination.

The Company's allowance for loan losses totaled $1,456,000 and $1,335,000 at March 31, 2001 and 2000, respectively. This increase in the allowance is due provisions exceeding charge-offs, reflecting both the continued growth of the loan portfolio and its high credit quality during that period. The following is a summary of the reconciliation of the allowance for loan losses for the three month periods ended March 31, 2001 and 2000, respectively:

                                                   Three months ended
                                                        March 31,
                                                 2001                  2000
                                                 ----                  ----
                                                   (dollars in thousands)

Balance, beginning of period                    $ 1,473              $ 1,310
Charge-offs                                         (27)                 (25)
Recoveries                                            0                    0
Provision charged to expense                         10                   50
                                                -------              -------
Balance, end of period                          $ 1,456              $ 1,335
                                                =======              =======

Ratio of net charge-offs to
average loans outstanding                          0.02%                0.02%

Balance of allowance at end of period as
a percentage of loans at end of period             1.10%                1.09%


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

Management determines the appropriate classification of securities at the time of purchase. At March 31, 2001, $26,255,000 of the Company's investment securities were classified as held to maturity and $8,968,000 were classified as available for sale. At March 31, 2001, the Company held no securities which it classified as trading securities.

At March 31, 2001, total investment securities were $35,223,000, a decrease of $20,446,000, from total investment securities of $55,669,000 at December 31, 2000. This decrease in investment securities from year end 2000 to first quarter end 2001 reflects maturity of investment securities which will be used to fund loan growth.

The following table sets forth the carrying value of the Company's security portfolio as of the dates indicated.

A comparative summary of securities available for sale at March 31, 2001 and December 31, 2000 is as follows (in thousands):

                                                                         Gross           Gross          Fair
                                                        Amortized     Unrealized      Unrealized       Market
                                                           Cost          Gains          Losses          Value
                                                       -----------    ------------    ------------    ----------
March 31, 2001
--------------
U.S. Government and agency
   Obligations                                             $8,084              32               -        $8,116
FHLBNY stock                                                  512               -               -           512
Other equity securities                                       469               -           (129)           340
                                                       -----------    ------------    ------------    ----------
   Total available for sale                                $9,065              32           (129)        $8,968

December 31, 2000
-----------------
U.S. Government and agency
   Obligations                                            $20,076              25            (25)       $20,076
FHLBNY stock                                                  512               -               -           512
Other equity securities                                       469               -           (129)           340
                                                       -----------    ------------    ------------    ----------
   Total available for sale                               $21,057              25           (154)       $20,928


A comparative summary of securities held to maturity at March 31, 2001 and December 31, 2000 is as follows (in thousands):

                                                                         Gross           Gross          Fair
                                                        Amortized     Unrealized      Unrealized       Market
                                                           Cost          Gains          Losses          Value
                                                       -----------    ------------    ------------    ----------
March 31, 2001
--------------
U.S. Government and agency
   Obligations                                            $19,491             142               -       $19,633
Municipal and state obligations                             6,764               6               -
                                                                                                          6,770
                                                       -----------    ------------    ------------    ----------
   Total held to maturity                                 $26,255             148               -       $26,403

December 31, 2000
-----------------
U.S. Government and agency
   Obligations                                            $24,586              77            (27)       $24,636
Municipal and state obligations                            10,155               5               -        10,160
                                                       -----------    ------------    ------------    ----------
   Total held to maturity                                 $34,741              82            (27)       $34,796


The following table sets forth as of March 31, 2001, the maturity distribution of the Company's debt investment portfolio:


                     Maturity of Debt Investment Securities
                                 March 31, 2001
                                 (in thousands)

                                                Securities                                        Securities
                                             Held to Maturity                                 Available for Sale
                                 ----------------------------------------------    --------------------------------------------
                                                                   Weighted                                        Weighted
                                 Amortized        Market           Average         Amortized       Market          Average
                                 Cost             Value            Yield           Cost            Value           Yield
                                 ------------     -------------    ------------    ------------    ------------    ------------

Within 1 Year                        $22,050        $22,160           6.12%             $1,000       $ 1,000          5.25%

1 to 5 Years                           4,205           4,243          6.13%              7,084         7,116          6.33%


                                 ------------     -------------                    ------------    ------------

                                     $26,255        $26,403                             $8,084       $ 8,116
                                     =======        =======                             ======       =======


The Company sold no securities from its portfolio during the first quarter of 2001 or during 2000.

DEPOSITS
Deposits are the Company's primary source of funds. The Company experienced a decrease in deposit balances of $4,160,000 or 2.0% to $204,205,000 at March 31, 2001 as compared to $208,365,000 at December 31, 2000. This decrease was due mainly to the loss of time deposits, which experienced a $3,724,000, or 6.1%, decrease, resulting from the interest rate environment. Within the aggregate decrease in total deposits, interest bearing demand deposits experienced growth of $9,332,000 or 20.4% to $55,092,000 at March 31, 2001 from $45,760,000 at
December 31, 2000. The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the amount of various types of deposits for each of the periods indicated (in thousands):

                                                             March 31,                   December 31,
                                                               2001                         2000
                                                               ----                         ----

                                                         Amount          %            Amount          %
                                                         ------          -            ------          -

      Non-interest Bearing Demand                       $69,070         33.8%        $79,798        38.3%
      Interest Bearing Demand                            55,092         27.0%         45,760        22.0%
      Savings                                            22,669         11.1%         21,709        10.4%
      Time Deposits                                      57,374         28.1%         61,098        29.3%
                                                       --------         -----       --------        -----

                                                       $204,205          100%       $208,365         100%
                                                       ========          ====       ========         ====

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of March 31, 2001 (in thousands).

         Three months or less                                  $    19,992
         Over three months through twelve months                    10,033
         Over one year through three years                             622
         Over three years                                                0
                                                              ------------

         TOTAL                                                 $    30,647
                                                              ============

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

The Company's total deposits equaled $204,205,000 at March 31, 2001 as compared to $208,365,000 at December 31, 2000. Although there has been a decrease in funds provided by deposit inflows during this period, the Company is sufficiently funded to provide for the Company's loan demand and excess funds have been invested in investment securities and federal funds sold.

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

                                                  Cumulative Rate Sensitive Balance Sheet
                                                            March 31, 2001
                                                            (in thousands)

                                   0 - 3        0 - 6         0 - 1        0 - 5                       All
                                   Months       Months         Year         Year         5 + Years    Others           TOTAL
                                   ------       ------        ------       ------        ---------                     -----

Investment Securities              $5,482      $10,978       $23,052     $ 33,345      $ 1,026        $   0          $ 34,371

Loans :
     Commercial                     6,143       12,878        19,006       43,845       45,888            0            89,733
     Mortgage                         357        1,463         2,424       17,074        4,449            0            21,523
     Consumer                      17,679       17,697        17,765       20,950          268            0            21,218

Federal Funds Sold                 41,400       41,400        41,400       41,400            0            0            41,400
Other Assets                            0            0             0            0            0       23,281            23,281
                              ------------ ------------ ------------- ------------ ------------ ------------    --------------

TOTAL ASSETS                      $71,061      $84,416      $103,647     $156,614     $208,245     $231,526          $231,526
                                  =======      =======      ========     ========     ========     ========          ========

Transaction /
NOW Accounts                      $39,807      $39,807       $39,807      $39,807        $   0        $   0           $39,807
Money Market                       15,285       15,285        15,285       15,285            0            0            15,285
Savings                            25,132       25,132        25,132       25,132            0            0            25,132
CD's < $100,000                    12,908       19,629        23,221       24,264            0            0            24,264
CD's > $100,000                    19,992       27,342        30,025       30,647            0            0            30,647
Short term borrowings                   0            0         2,000        2,000            0            0             2,000
Other Liabilities                       0            0             0            0            0       70,359            70,359
Equity                                  0            0             0            0            0       24,032            24,032
                              ------------ ------------ ------------- ------------ ------------ ------------    --------------

TOTAL LIABILITIES AND EQUITY     $113,124     $127,195      $135,470     $137,135     $137,135     $231,526          $231,526
                                 ========     ========      ========     ========     ========     ========          ========

Dollar Gap                       (42,063)     (42,779)      (31,823)       19,479       71,110
Gap / Total Assets                -18.17%      -18.48%       -13.74%        8.41%       30.71%
Target Gap Range                 +/-35.0%    +/- 30.0%     +/- 25.0%     +/-25.0%
RSA / RSL                          62.82%       66.37%        76.51%      114.20%      151.85%
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

In addition to the risk-based guidelines, the Company's regulators require that an institution which meets the regulator's highest performance and operation standards maintain a minimum leverage ratio (Tier I Capital as a percentage of tangible assets) of 3.0%, although most institutions will be expected to have a ratio 100-200 basis points higher. For those institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be evaluated through the ongoing regulatory examination process. The Company is subject to substantially similar regulations by its federal regulations.


The following table summarizes the risk-based and leverage capital ratios for the Bank at March 31, 2001, as well as the required minimum regulatory capital ratios :

                                Capital Adequacy

                                                            Minimum
                                      March 31,             Regulatory
                                      2001                  Requirements
                                      -----------          --------------
Risk-Based Capital :
         Tier I Capital Ratio            16.78%                  4.0%
         Total Capital Ratio             17.80%                  8.0%
Leverage Ratio                           10.45%                  3.0%


IMPACT OF INFLATION AND CHANGING PRICES
The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all of the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

PART II                    OTHER INFORMATION

Item 1.                    Legal proceedings

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




                            By:  /s/  Albert F. Buzzetti
                                --------------------------------------------
                                   (Registrant - Bridge View Bancorp)
                                            Albert F. Buzzetti
                                   President and Chief Executive Officer




Date:  May 14, 2001