Form 10-Q
period 2001-06-30
BRIDGE VIEW BANCORP
filed 2001-08-14
CIK 1022809

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______.


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

              3,226,145 shares of Common Stock as of July 31, 2001

                                      INDEX

                               BRIDGE VIEW BANCORP




Part I - Financial Information


Item 1.  Financial Statement

         Consolidated Statements of Financial Condition as of June 30, 2001(unaudited) and December 31, 2000

         Consolidated Statements of Income
         for the three months ended June 30, 2001 and 2000 (unaudited) and the six months ended June 30, 2001 and 2000 (unaudited)

         Consolidated Statements of Cash Flows
         for the six months ended June 30, 2001 and 2000  (unaudited)

         Notes to Unaudited Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Explanatory Note: This Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Such statements are not historical facts and include expressions about management's confidence, strategies, and expectations about new and existing programs, products, relationships, opportunities, technology, and market conditions. These statements may be identified by the use of such words as "believe," "expect," "anticipate," "should," "may," "potential," or similar statements or variations of such terms. Examples of forward looking statements include but are not limited to, estimates with respect to the financial condition, results of operations, and business of Bridge View Bancorp, that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, legislative and regulatory conditions, or the development of an interest rate environment which adversely affects Bridge View Bancorp's interest rate margin or other income anticipated from operations and investments. As used in this Form 10-Q "we" and "us" and " our" refer to Bridge View Bancorp and its consolidated subsidiary Bridge View Bank, depending on the context.

                               BRIDGE VIEW BANCORP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

                                                                         June 30,          December 31,
                                                                           2001               2000
                                                                     ---------------     ---------------
                                                                       (unaudited)
ASSETS
Cash and cash equivalents:
     Cash and due from banks ...............................         $        13,492     $        21,061
     Federal funds sold ....................................                  25,820              20,500
                                                                     ---------------     ---------------
TOTAL CASH AND CASH EQUIVALENTS ............................                  39,312              41,561
                                                                     ---------------     ---------------
Securities:
     Available for sale ....................................                  29,960              20,928
     Held to maturity ......................................                  23,282              34,741
                                                                     ---------------     ---------------
TOTAL SECURITIES ...........................................                  53,242              55,669
                                                                     ---------------     ---------------
Loans, net of allowance for losses of $1,486 and $1,473,
and deferred loan fees of $441 and $397, respectively ......                 133,730             131,385
Premises and equipment, net ................................                   3,584               3,768
Accrued interest receivable and other assets ...............                   2,326               2,544
                                                                     ---------------     ---------------
TOTAL ASSETS ...............................................         $       232,194     $       234,927
                                                                     ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing demand deposits ..................         $        66,989     $        79,798
     Interest bearing deposits:
          Savings and time deposits ........................                 108,402              96,342
          Certificates of deposit $100,000 + ...............                  29,148              32,225
                                                                     ---------------     ---------------
TOTAL DEPOSITS .............................................                 204,539             208,365
Accrued interest payable and other liabilities .............                     832               1,299
Short term borrowings ......................................                   2,000               2,000
                                                                     ---------------     ---------------
TOTAL LIABILITIES ..........................................                 207,371             211,664
Commitments and Contingencies
Stockholders' equity:
     Common stock, no par value, authorized 10,000,000
     shares issued and outstanding 3,226,145 in 2001
     and 3,214,179 in 2000 .................................                  25,277              21,266
     Accumulated deficit(retained earnings) ................                    (428)              2,079
     Accumulated other comprehensive loss ..................                     (26)                (82)
                                                                     ---------------     ---------------

TOTAL STOCKHOLDERS' EQUITY .................................                  24,823              23,263

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $       232,194     $       234,927
                                                                     ===============     ===============

            See notes to unaudited consolidated financial statements.

                               BRIDGE VIEW BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                            (unaudited, in thousands)

                                                          Three months ended                     Six months ended
                                                               June 30,                               June 30,
                                                      2001                2000                2001                2000
                                                      ----                ----                ----                ----

Interest Income:
   Loans, including fees ....................    $         2,770     $         2,730     $         5,618     $         5,265
   Federal funds sold .......................                363                  66                 692                  88
   Investment Securities
      Taxable ...............................                553                 835               1,109               1,719
      Tax - exempt ..........................                 64                 104                 184                 213
                                                 ---------------     ---------------     ---------------     ---------------
TOTAL INTEREST INCOME .......................              3,750               3,735               7,603               7,285

Interest Expense:
   Savings deposits .........................                229                 220                 554                 408
   Other time deposits ......................                287                 345                 644                 686
   Time deposits $100,000 + .................                336                 376                 756                 827
   Borrowed funds ...........................                 20                   2                  48                  11
                                                 ---------------     ---------------     ---------------     ---------------
TOTAL INTEREST EXPENSE ......................                872                 943               2,002               1,932

               Net Interest Income ..........              2,878               2,792               5,601               5,353

Provision for loan losses ...................                 30                  40                  40                  90

Net interest income after provision for loan
losses ......................................              2,848               2,752               5,561               5,263

Non-interest income:
   Service charge income ....................                448                 401                 862                 727
                                                 ---------------     ---------------     ---------------     ---------------
TOTAL NON-INTEREST INCOME ...................                448                 401                 862                 727

Non-interest expense:
   Salaries and related expenses ............                826                 837               1,641               1,598
   Premises and fixed assets ................                327                 307                 658                 617
   Other ....................................                468                 443                 942                 850
                                                 ---------------     ---------------     ---------------     ---------------
TOTAL NON-INTEREST EXPENSE ..................              1,621               1,587               3,241               3,065

Income before income taxes ..................              1,675               1,566               3,182               2,925

Income tax expense ..........................                587                 560               1,114               1,053
                                                 ---------------     ---------------     ---------------     ---------------

NET INCOME ..................................    $         1,088     $         1,006     $         2,068     $         1,872
                                                 ===============     ===============     ===============     ===============
Earnings per share:
     Basic ..................................    $          0.34     $          0.31     $          0.64     $          0.58
     Diluted ................................    $          0.33     $          0.31     $          0.62     $          0.57

            See notes to unaudited consolidated financial statements.

                               BRIDGE VIEW BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                          Six months ended June 30,
                                                                           2001                2000
                                                                     ---------------     ---------------

Cash flows from operating activities:
     Net Income ............................................         $         2,068     $         1,872
     Adjustments to reconcile net income to net cash
     Provided by operating activities:
        Depreciation and amortization ......................                     195                 234
        Provision for loan losses ..........................                      40                  90
        Gains from sales of loans held for sale ............                      23                  10
        Decrease(increase) in accrued interest receivable
        and other assets ...................................                     218                 (81)
        Decrease in accrued interest payable and
         other liabilities .................................                    (467)                (27)
                                                                     ---------------     ---------------
Net Cash Provided by Operating Activities ..................                   2,077               2,098

Cash flows from investing activities:
     Proceeds from maturities of investment securities .....                  34,495              20,499
     Purchases of investment securities ....................                 (32,647)            (13,373)
     Net increase in loans .................................                  (2,345)             (6,080)
     Net decrease (increase)  in premises and equipment ....                     269                 (51)
                                                                     ---------------     ---------------
     Net Cash (Used in)Provided by Investing Activities ....                    (228)                995

Cash flows from financing activities:
     Net (decrease)increase in deposits ....................                  (3,826)              7,771
     Proceeds from issuance of common stock ................                      51                   3
     Cash paid for dividends ...............................                    (323)               (285)
                                                                     ---------------     ---------------
Net Cash (Used In) Provided by Financing Activities .........                 (4,098)              7,489

Net change in cash and cash equivalents ....................                  (2,249)             10,582
Cash and cash equivalents at beginning of period ...........                  41,561              11,270
                                                                     ---------------     ---------------
Cash and cash equivalents at end of period .................         $        39,312     $        21,852
                                                                     ===============     ===============

Cash paid during the period for:
     Interest ..............................................                   2,087               1,962
     Income taxes ..........................................                   2,046                 899


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

       The consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 2000. The results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

       Organization

       The Company is a New Jersey Corporation and registered bank holding company with the Board of Governors of the Federal Reserve System. The Bank is a commercial bank which provides a full range of banking servicies to individuals and corporate customers in New Jersey. Both the Company and the Bank are subject to competition from other financial institutions. The Bank is regulated by state and federal agencies and is subject to periodic examinations by those regulatory authorities.

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

 (3)   Earnings Per Share Reconciliation

       The reconciliation of the numerator and the denominator of Basic EPS with that of Diluted EPS is presented for the three month periods and the six month periods ended June 30, 2001 and 2000, respectively.(in thousands, except share data)


                                                         Three months ended                       Six months ended
                                                               June 30,                               June 30,
                                                      2001                 2000               2001                 2000
                                                      ----                 ----               ----                 ----

Basic earnings per share

     Net Income                                  $         1,088     $         1,006     $         2,068     $         1,872
                                                 ===============     ===============     ===============     ===============

Average number of shares outstanding                       3,226               3,213               3,224               3,213
                                                 ===============     ===============     ===============     ===============

Basic earnings per share                         $          0.34     $          0.31     $          0.64     $          0.58
                                                 ===============     ===============     ===============     ===============


Diluted earnings per share

     Net Income                                  $         1,088     $         1,006     $         2,068     $         1,872
                                                 ===============     ===============     ===============     ===============

Average number of shares of common stock
and equivalents outstanding:
     Average common shares outstanding                     3,226               3,213               3,224               3,213

     Additional shares considered in
     Diluted computation assuming:
        Exercise of options                                   92                  86                  93                  88
                                                 ---------------     ---------------     ---------------     ---------------

Average number of shares outstanding on a
diluted basis                                              3,318               3,299               3,317               3,301
                                                 ===============     ===============     ===============     ===============

Diluted earnings per share                       $          0.33     $          0.31     $          0.62     $          0.57
                                                 ===============     ===============     ===============     ===============

(4)     Comprehensive Income

       Total comprehensive income is presented for the three month periods and the six months periods ended June 30, 2001 and 2000, respectively.



                                                                          Three months ended June 30,
          (in thousands)                                                   2001                2000
                                                                           ----                ----
 Comprehensive Income
 Net income                                                          $         1,088     $         1,006
 Other comprehensive income,
    net of taxes                                                                  23                   3
                                                                     ---------------     ---------------
 Total comprehensive income                                          $         1,111     $         1,009
                                                                     ===============     ===============

                                                                           Six months ended June 30,
          (in thousands)                                                   2001                2000
                                                                           ----                ----
 Comprehensive Income
 Net income                                                          $         2,068     $         1,872
 Other comprehensive income,
    net of taxes                                                                  56                  66
                                                                     ---------------     ---------------
 Total comprehensive income                                          $         2,124     $         1,938
                                                                     ===============     ===============

(5)      Recent Accounting Pronouncements

SFAS No. 141 / SFAS No. 142
On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria that acquired intangible assets must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer will be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

Statement 142 requires that goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 requirements. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

The Company is required to adopt the provisions of Statement 141 immediately. The initial adoption of Statement 141 had no impact on the Company's consolidated financial statements. The Company is required to adopt Statement No. 142 effective January 1, 2002. The Company currently has no recorded goodwill or intangible assets and does not anticipate that the initial adoption of Statement 142 will have a significant impact on the Company's consolidated financial statements.

SFAS No. 140
In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of FASB Statement 125)." SFAS No. 140 supersedes and replaces the guidance in SFAS No. 125 and, accordingly, provides guidance on the following topics: securitization transactions involving financial assets, sales of financial assets such as receivables, loans, and securities; factoring transactions and wash sales; servicing assets and liabilities, collateralized borrowing arrangements, securities lending transactions; repurchase transactions; loan participations; and extinguishment of liabilities. While most of the provisions of SFAS No. 140 were effective for transactions entered into after March 31, 2001, companies with fiscal year ends that hold beneficial interests from previous securitizations were required to make additional disclosures in their December 31, 2000 financial statements. The initial adoption of SFAS No. 140 did not have a material impact on the Company's financial statements.

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


RESULTS OF OPERATIONS - Three Months Ended June 30, 2001 and 2000 and
                        Six Months Ended June 30, 2001 and 2000

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

NET INCOME
For the three months ended June 30, 2001, net income increased by $82,000 or 8.2% to $1,088,000 from $1,006,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, net income reached $2,068,000, an increase of $196,000 or 10.5%, when compared to net income of $1,872,000 for the six months ended June 30, 2000. The increase in net income for the first half of 2001 compared to 2000 is the product of a 4.6% increase in net interest income to $5,601,000 from $5,353,000 in the prior year. This increase was derived by a $318,000 or 4.4% increase in interest income from $7,285,000 in 2000 to $7,603,000 in 2001 coupled with a $70,000 or 3.6%, increase in interest expense during the same time period. The Company experienced an 18.6% increase in fee income reaching $862,000 for the six months ended June 30, 2001 from $727,000 for the same period in 2000.

Interest expense fell $71,000 or 7.5% for the three month period ended June 30, 2001 compared to the three month period ended June 30, 2000. Interest expense increased $70,000 or 3.6% to $2,002,000 for the six month period ended June 30, 2001 compared to $1,932,000 for the six month period ended June 30, 2000. These fluctuations directly reflect the current interest rate environment.

On a per share basis, basic and diluted earnings per share were $0.34 and $0.33 for the quarter ended June 30, 2001 as compared to $0.31 and $0.31 for the quarter ended June 30, 2000. For the first half of 2001, basic and diluted earnings per share were $0.64 and $0.62 as compared to $0.58 and $0.57 for the first half of 2000. Share data has been restated to include the effect of the 2001 Stock Dividend.

PROVISION FOR LOAN LOSSES
For the quarter ended June 30, 2001, the Company's provision for loan losses was $30,000, a decrease of $10,000 from the provision of $40,000 for the quarter ended June 30, 2000. The provision for the six months ended June 30, 2001 was $40,000 as compared to $90,000 for the six months ended June 30, 2000. The decreased provision reflects management's view of the economy of its service area and the strength of the Company's loan portfolio.

NON-INTEREST INCOME
Non-interest income, which was primarily attributable to service fees received from deposit accounts, amounted, for the three months ended June 30, 2001, to $448,000, an increase of $47,000, or 11.7%, from $401,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, non-interest income reached $862,000, an increase of $135,000 or 18.6% above the non-interest income level of $727,000 for the six months ended June 30, 2000.

NON-INTEREST EXPENSE
Non-interest expense for the quarter ended June 30, 2001, amounted to $1,621,000, an increase of $34,000 or 2.1% from $1,587,000 for the quarter ended June 30, 2000. For the six months ended June 30, 2001, non-interest expense totaled $3,241,000, an increase of $176,000 or 5.7%, from $3,065,000 for the six months ended June 30, 2000. This increase continues to be related, primarily, to occupancy expense, data processing fees, customary increases for salary and employee benefits, as well as other administrative expenses resulting from the Company's growth since the second quarter of 2000.

INCOME TAX EXPENSE
The income tax provision, which includes both federal and state taxes, for the quarters ended June 30, 2001 and 2000 was $587,000 and $560,000, respectively. For the first half of 2001 and 2000, the income tax provision totaled $1,114,000 and $1,053,000, respectively. The increase in income taxes is a direct result of the increase in income before taxes in 2001.


FINANCIAL CONDITION:  June 30, 2001 and December 31, 2000

At June 30, 2001, the Company's total assets were $232,194,000 compared to $234,927,000 at December 31, 2000, a decrease of 1.2%. Total loans experienced a 1.8% increase to $135,657,000 at June 30, 2001 from $133,255,000 at December 31,
2000. Total deposits at June 30, 2001 were $204,539,000, 1.8% lower than the $208,365,000 at December 31, 2000.

LOAN PORTFOLIO
At June 30, 2001, the Company's total loans were $135,657,000, an increase of $2,402,000 or 1.8% over total loans of $133,255,000 at December 31, 2000. The increase in the loan portfolio continues to be attributable to the effect of continued customer referrals, selective marketing, and continued growth within the local Bergen County community. Management believes that the Company will remain successful in loan acquisition within this market due to the fact that, through mergers and acquisitions, the Company's trade area is now primarily served by large institutions, frequently headquartered out of state. Management believes that it is not cost-efficient for these larger institutions to provide the level of personal service to small business borrowers.

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

The following table sets forth the classification of the Company's loans by major category as of June 30, 2001 and December 31, 2000, respectively:

                                                            June 30, 2001                      December 31, 2000
                                                            -------------                      -----------------
                                                                            (Dollars in thousands)

                                                      Amount             Percent             Amount              Percent
                                                 ---------------     ---------------     ---------------     ---------------

Commercial                                       $        93,824                69.2%    $        90,496                67.9%
Mortgage                                                  19,692                14.5%             22,320                16.8%
Consumer                                                  22,141                16.3%             20,439                15.3%
                                                 ---------------     ---------------     ---------------     ---------------

Total Loans                                      $       135,657                 100%    $       133,255                 100%
                                                 ===============     ===============     ===============     ===============

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

                                                                        June 30,           December 31,
                                                                          2001                2000
                                                                          ----                ----

Non-performing loans                                                 $             0     $            49
Other real estate                                                                  0                   0
                                                                     ---------------     ---------------
     Total non-performing assets                                     $             0     $            49

Non-performing loans to total gross loans                                        N/A                0.02%
Non-performing assets to total assets                                            N/A                0.01%

As of June 30, 2001, the Company had no non-accrual loans. At December 31, 2000, the Company had one non-accrual loan which represented a line of credit.

Other than as disclosed above, there were no loans where information about possible credit problems of borrowers causes management to have serious doubts as to the ultimate collectibility of such loans.

As of June 30, 2001 and December 31, 2000, there were no concentrations of loans exceeding 25% of the Company's total loans and the Company had no foreign loans. The Company's loans are primarily to businesses and individuals located in eastern Bergen County, New Jersey.

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

The Company's allowance for loan losses totaled $1,486,000 and $1,371,000 at June 30, 2001 and 2000, respectively. This increase in the allowance is due to the continued growth of the loan portfolio. The following is a summary of the reconciliation of the allowance for loan losses for the six month periods ended June 30, 2001 and 2000, respectively:

                                                                             Six months ended
                                                                                  June 30,
                                                                           2001                2000
                                                                           ----                ----
                                                                           (dollars in thousands)

Balance, beginning of period                                         $         1,473     $         1,310
Charge-offs                                                                      (27)                (29)
Recoveries                                                                         0                   0
Provision charged to expense                                                      40                  90
                                                                     ---------------     ---------------
Balance, end of period                                               $         1,486     $         1,371
                                                                     ===============     ===============


Balance of allowance at end of period as
a percentage of loans at end of period                                          1.10%               1.10%

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

Management determines the appropriate classification of securities at the time of purchase. At June 30, 2001, $23,282,000 of the Company's investment securities were classified as held to maturity and $29,960,000 were classified as available for sale. At June 30, 2001, the Company held no securities which it classified as trading securities.

At June 30, 2001, total investment securities were $53,242,000, a decrease of $2,427,000 or 4.4%, from total investment securities of $55,669,000 at December 31, 2000. This decrease in investment securities from year end 2000 to first half 2001 reflects the maturity of investment securities which will be used to fund loan growth.

The following table sets forth the carrying value of the Company's security portfolio as of the dates indicated.

A comparative summary of securities available for sale at June 30, 2001 and December 31, 2000 is as follows (in thousands):

                                                                          Gross              Gross                Fair
                                                    Amortized           Unrealized         Unrealized            Market
                                                      Cost                Gains              Losses               Value
                                                 ---------------     ---------------     ---------------     ---------------
June 30, 2001
-------------
U.S. Government and agency
   Obligations                                   $        29,020                  88                --       $        29,108
FHLBNY stock                                                 512                --                  --                   512
Other equity securities                                      469                --                  (129)                340
                                                 ---------------     ---------------     ---------------     ---------------
   Total available for sale                      $        30,001                  88                (129)    $        29,960

December 31, 2000
-----------------
U.S. Government and agency
   Obligations                                   $        20,076                  25                 (25)    $        20,076
FHLBNY stock                                                 512                --                  --                   512
Other equity securities                                      469                --                  (129)                340
                                                 ---------------     ---------------     ---------------     ---------------
   Total available for sale                      $        21,057                  25                (154)    $        20,928


A comparative summary of securities held to maturity at June 30, 2001 and December 31, 2000 is as follows (in thousands):

                                                                          Gross              Gross                Fair
                                                    Amortized           Unrealized         Unrealized            Market
                                                      Cost                Gains              Losses               Value
                                                 ---------------     ---------------     ---------------     ---------------
June 30, 2001
-------------
U.S. Government and agency
   Obligations                                   $        15,600                 165                --       $        15,765
Municipal and state obligations                            7,682                   1                --                 7,683
                                                 ---------------     ---------------     ---------------     ---------------
   Total held to maturity                        $        23,282                 166                --       $        23,448

December 31, 2000
-----------------
U.S. Government and agency
   Obligations                                   $        24,586                  77                 (27)    $        24,636
Municipal and state obligations                           10,155                   5                --                10,160
                                                 ---------------     ---------------     ---------------     ---------------
   Total held to maturity                        $        34,741                  82                 (27)    $        34,796

The following table sets forth as of June 30, 2001, the maturity distribution of the Company's debt investment portfolio:


                     Maturity of Debt Investment Securities
                                  June 30, 2001
                                 (in thousands)

                                                    Securities                                      Securities
                                                 Held to Maturity                               Available for Sale
                                 ----------------------------------------------    --------------------------------------------
                                                                     Weighted                                        Weighted
                                  Amortized          Market           Average       Amortized         Market          Average
                                     Cost             Value            Yield           Cost            Value           Yield
                                 ------------     -------------    ------------    ------------    ------------    ------------

Within 1 Year                    $     19,507     $      19,656            6.08%          --              --              --

1 to 5 Years                            3,775             3,792            6.17%   $     26,021    $     26,081            5.85%

Over 5 Years                             --               --              --              2,999           3,027            6.71%
                                 ------------     -------------                    ------------    ------------

                                 $     23,282     $      23,448                    $     29,020    $     29,108
                                 ============     =============                    ============    ============

The Company sold no securities from its portfolio during the first six months of 2001 or 2000.

DEPOSITS
Deposits are the Company's primary source of funds. The Company experienced a decrease in deposit balances of $3,826,000 or 1.8% to $204,539,000 at June 30, 2001 as compared to $208,365,000 at December 31, 2000. This decrease was due mainly to the loss of time deposits, which experienced a $7,916,000, or 13.0%, decrease resulting from declining deposit rate offerings. Within the decrease in total deposits, interest bearing demand deposits grew $14,988,000 or 32.8% from December 31, 2000 to June 30, 2001. The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the amount of various types of deposits for each of the periods indicated (in thousands):

                                                               June 30,                             December 31 ,
                                                                 2001                                   2000
                                                                 ----                                   ----

                                                      Amount                %                 Amount                %
                                                      ------                -                 ------                -

Non-interest Bearing Demand                      $        66,989                32.8%    $        79,798                38.3%
Interest Bearing Demand                                   60,748                29.7%             45,760                22.0%
Savings                                                   23,620                11.5%             21,709                10.4%
Time Deposits                                             53,182                26.0%             61,098                29.3%
                                                 ---------------     ---------------     ---------------     ---------------

                                                 $       204,539                 100%    $       208,365                 100%
                                                 ===============     ===============     ===============     ===============

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of June 30, 2001 (in thousands).

         Three months or less                                 $    18,860
         Over three months through twelve months                   10,288
         Over one year through three years                              0
         Over three years                                               0
                                                              -----------

         TOTAL                                                $    29,148
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

The Company's total deposits equaled $204,539,000 at June 30, 2001 as compared to $208,365,000 at December 31, 2000. Although there has been a decrease in funds provided by deposit inflows during this period, the Company is sufficiently funded to provide for the Company's loan demand and excess funds have been invested in investment securities and federal funds sold.

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

                     Cumulative Rate Sensitive Balance Sheet
                                  June 30, 2001
                                 (in thousands)

                                 0 - 3         0 - 6         0 - 1         0 - 5                     All
                                Months        Months         Year          Year       5 + Years     Others       TOTAL
                               ---------     ---------     ---------     ---------    ---------    ---------   ---------

Investment Securities          $   2,998     $  11,070     $  19,507     $  49,364    $   3,026    $       0   $  52,390

Loans:
     Commercial                    5,536         8,621        15,654        81,287       12,537            0      93,824
     Mortgages                       936         1,843         2,743        15,926        3,766            0      19,692
     Consumer                      8,942         9,298         9,653        19,107        2,584            0      21,691

Federal Funds Sold                25,820        25,820        25,820        25,820            0            0      25,820
Other Assets                           0             0             0             0            0       18,777      18,777
                               ---------     ---------     ---------     ---------    ---------    ---------   ---------

TOTAL ASSETS                   $  44,232     $  56,652     $  73,377     $ 191,504    $ 213,417    $ 232,194   $ 232,194
                               =========     =========     =========     =========    =========    =========   =========


Transaction  Accounts          $  46,311     $  46,311     $  46,311     $  46,311    $       0    $       0   $  46,311
Money Market                      14,437        14,437        14,437        14,437            0            0      14,437
Savings                           25,821        25,821        25,821        25,821            0            0      25,821
CD's < $100,000                   10,736        17,678        20,858        21,834            0            0      21,834
CD's > $100,000                   18,860        25,899        29,148        29,148            0            0      29,148
Short term borrowings                  0         2,000         2,000         2,000            0            0       2,000
Other Liabilities                      0             0             0             0            0       66,989      66,989
Equity                                 0             0             0             0            0       25,654      25,654
                               ---------     ---------     ---------     ---------    ---------    ---------   ---------

TOTAL
LIABILITIES AND
EQUITY
                               $ 116,165     $ 132,146     $ 138,575     $ 139,551    $ 139,551    $ 232,194   $ 232,194
                               =========     =========     =========     =========    =========    =========   =========

Dollar Gap                       (71,933)      (75,494)      (65,198)       51,953       73,866
Gap / Total Assets                -30.98%       -32.51%       -28.08%        22.38%       31.81%
Target Gap Range                 +/-35.0%     +/- 30.0%     +/- 25.0%      +/-25.0%
RSA / RSL                          38.08%        42.87%        52.95%       137.23%      152.93%
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

The following table summarizes the risk-based and leverage capital ratios for the Bank at June 30, 2001, as well as the required minimum regulatory capital ratios:

                                Capital Adequacy

                                                                     Minimum
                                                June 30,            Regulatory
                                                  2001             Requirements
                                                --------           ------------
Risk-Based Capital:
         Tier I Capital Ratio                    17.04%                4.0%
         Total Capital Ratio                     18.14%                8.0%
Leverage Ratio                                   10.68%                3.0%


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

Item 1.                    Legal proceedings - NONE

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

Item 2.                    Changes in securities - NONE

Item 3.                    Defaults upon senior securities  -  NONE

Item 4.                    Submission of matters to a vote of securities holders


         The Company's Annual Meeting was held on May 17, 2001. At the Annual Meeting, the following matter was voted on:

         1. ELECTION OF DIRECTORS - The following directors received the following votes:

-------------------------------- ------------------------- ------------------------- ------------------------
           DIRECTORS                       FOR                     AGAINST                  WITHHELD
-------------------------------- ------------------------- ------------------------- ------------------------
-------------------------------- ------------------------- ------------------------- ------------------------
Albert F. Buzzetti                      2,655,743                   8,420                      --
-------------------------------- ------------------------- ------------------------- ------------------------
Gerald A. Calabrese                     2,655,743                   8,420                      --
-------------------------------- ------------------------- ------------------------- ------------------------
Glenn L. Creamer                        2,655,743                   8,420                      --
-------------------------------- ------------------------- ------------------------- ------------------------

All nominees were reelected.

         2.       APPROVAL OF THE BRIDGE VIEW BANCORP 2001 EMPLOYEE STOCK OPTION
                  PLAN

         3. APPROVAL OF THE BRIDGE VIEW BANCORP 2001 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS


Item 5.                     Other information  -  NONE

Item 6.                     Exhibits and reports on Form 8-K  -  NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      By:      /s/  Albert F. Buzzetti
                                           -----------------------------
                                           (Registrant - Bridge View Bancorp)
                                           Albert F. Buzzetti
                                           President and Chief Executive Officer




Date:  August 13, 2001