Form 10-Q
period 2001-09-30
BRIDGE VIEW BANCORP
filed 2001-11-14
CIK 1022809

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

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

             3,226,145 shares of Common Stock as of October 31, 2001

                                      INDEX

                               BRIDGE VIEW BANCORP



Part I - Financial Information


Item 1.  Financial Statement

         Consolidated Statements of Financial Condition as of September 30, 2001(unaudited) and December 31, 2000

         Consolidated Statements of Income
         for the three months ended September 30, 2001 and 2000 (unaudited) and the nine months ended September 30, 2001 and 2000 (unaudited)

         Consolidated Statements of Cash Flows
         for the nine months ended September 30, 2001 and 2000  (unaudited)

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

                               BRIDGE VIEW BANCORP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

                                                                                     September 30,        December 31,
                                                                                         2001                 2000
                                                                                    ---------------     ---------------
                                                                                      (unaudited)
ASSETS
Cash and cash equivalents:
     Cash and due from banks ...................................................    $        14,093     $        21,061
     Federal funds sold ........................................................             12,400              20,500
                                                                                    ---------------     ---------------
TOTAL CASH AND CASH EQUIVALENTS ................................................             26,493              41,561
                                                                                    ---------------     ---------------
Securities:
     Available for sale ........................................................             39,804              20,928
     Held to maturity (market value $20,440
     and $34,796 respectively) .................................................             20,270              34,741
                                                                                    ---------------     ---------------
TOTAL SECURITIES ...............................................................             60,074              55,669
                                                                                    ---------------     ---------------
Loans, net of allowance for losses of $1,529 and $1,473,
and deferred loan fees of $477 and $397, respectively ..........................            135,700             131,385
Premises and equipment, net ....................................................              3,493               3,768
Accrued interest receivable and other assets ...................................              2,623               2,544
                                                                                    ---------------     ---------------
TOTAL ASSETS ...................................................................    $       228,383     $       234,927
                                                                                    ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing demand deposits ......................................    $        72,047     $        79,798
     Interest bearing deposits:
          Savings and time deposits ............................................            101,440              96,342
          Certificates of deposit $100,000 + ...................................             25,897              32,225
                                                                                    ---------------     ---------------
TOTAL DEPOSITS .................................................................            199,384             208,365
Accrued interest payable and other liabilities .................................                979               1,299
Short term borrowings ..........................................................              2,000               2,000
                                                                                    ---------------     ---------------

TOTAL LIABILITIES ..............................................................            202,363             211,664
Commitments and Contingencies
Stockholders' equity:
     Common stock, no par value,
     authorized 10,000,000 shares issued
     and outstanding 3,226,145 in 2001
     and 3,214,179 in 2000 .....................................................             25,277              21,266
     Retained earnings .........................................................                491               2,079
     Accumulated other comprehensive income(loss) ..............................                252                 (82)
                                                                                    ---------------     ---------------
TOTAL STOCKHOLDERS' EQUITY .....................................................             26,020              23,263
                                                                                    ---------------     ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                    $       228,383     $       234,927
                                                                                    ===============     ===============

            See notes to unaudited consolidated financial statements.

                               BRIDGE VIEW BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                            (unaudited, in thousands)
                             (except per share data)

                                                                     Three months ended            Nine months ended
                                                                        September 30,                September 30,
                                                                    2001           2000           2001           2000
                                                                ------------   ------------   ------------   ------------
Interest Income:
   Loans ...................................................    $      2,762   $      2,836   $      8,380   $      8,119
   Federal funds sold ......................................             132            171            824            261
   Investment Securities
      Taxable ..............................................             740            801          1,849          2,500
      Tax - exempt .........................................              77            103            261            316
                                                                ------------   ------------   ------------   ------------
TOTAL INTEREST INCOME ......................................           3,711          3,911         11,314         11,196

Interest Expense:
   Savings deposits ........................................             221            337            775            745
   Other time deposits .....................................             219            368            863          1,054
   Time deposits $100,000 + ................................             233            403            989          1,230
   Borrowed funds ..........................................              21           --               69             11
                                                                ------------   ------------   ------------   ------------
TOTAL INTEREST EXPENSE .....................................             694          1,108          2,696          3,040

               Net Interest Income .........................           3,017          2,803          8,618          8,156

Provision for loan losses ..................................              60             30            100            120

Net interest income after provision for loan losses ........           2,957          2,773          8,518          8,036

Non-interest income:
   Service charge income ...................................             548            373          1,410          1,100
                                                                ------------   ------------   ------------   ------------
TOTAL NON-INTEREST INCOME ..................................             548            373          1,410          1,100

Non-interest expense:
   Salaries and related expenses ...........................             823            787          2,464          2,385
   Premises and fixed assets ...............................             320            313            978            930
   Other ...................................................             452            460          1,394          1,310
                                                                ------------   ------------   ------------   ------------
TOTAL NON-INTEREST EXPENSE .................................           1,595          1,560          4,836          4,625

Income before income taxes .................................           1,910          1,586          5,092          4,511

Income tax expense .........................................             668            546          1,782          1,599
                                                                ------------   ------------   ------------   ------------

NET INCOME .................................................    $      1,242   $      1,040   $      3,310   $      2,912
                                                                ============   ============   ============   ============
Earnings per share:
     Basic .................................................    $       0.38   $       0.33   $       1.03   $       0.91
     Diluted ...............................................    $       0.37   $       0.32   $       1.00   $       0.88

            See notes to unaudited consolidated financial statements.

                               BRIDGE VIEW BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                      Nine months ended September 30,
                                                                                          2001                2000
                                                                                    ---------------     ---------------

Cash flows from operating activities :
     Net Income ................................................................    $         3,310     $         2,912
     Adjustments to reconcile net income to net cash
     provided by operating activities :
        Depreciation and amortization ..........................................                288                 304
        Provision for loan losses ..............................................                100                 120
        Gains from sales of loans held for sale ................................                 40                  12
        Increase in accrued interest receivable
        and other assets .......................................................                (79)               (424)
        (Decrease)increase in accrued interest payable and
            other liabilities ..................................................               (320)                277
                                                                                    ---------------     ---------------
Net Cash Provided by Operating Activities ......................................              3,339               3,201

Cash flows from investing activities :
     Proceeds from maturities of securities ....................................             42,679              22,226
     Purchases of securities ...................................................            (47,147)            (13,373)
     Net increase in loans .....................................................             (4,315)            (12,230)
     Decrease to premises and equipment ........................................                275                   4
                                                                                    ---------------     ---------------
Net Cash Used in Investing Activities ..........................................             (8,508)             (3,373)

Cash flows from financing activities :
     Net (decrease)increase in deposits ........................................             (8,981)             11,084
     Proceeds from issuance of common stock ....................................                 51                   3
     Cash paid for dividends ...................................................               (969)               (431)
                                                                                    ---------------     ---------------
Net Cash (Used In)Provided by Financing Activities .............................             (9,899)             10,656

Net change in cash and cash equivalents ........................................            (15,068)             10,484
Cash and cash equivalents at beginning of period ...............................             41,561              11,270
                                                                                    ---------------     ---------------
Cash and cash equivalents at end of period .....................................    $        26,493     $        21,754
                                                                                    ===============     ===============

Cash paid during the period for :
     Interest ..................................................................              2,813               2,991
     Income taxes ..............................................................              2,209               1,441

            See notes to unaudited consolidated financial statements.

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements



 (1)   Summary of Significant Accounting Policies

       The accompanying consolidated financial statements include the accounts of Bridge View Bancorp (the Company) and its direct and indirect wholly-owned subsidiaries, Bridge View Bank, Bridge View Investment Company, and Bridge View Delaware, Inc. (collectively, the Bank). All significant inter-company accounts and transactions have been eliminated in consolidation. Certain accounts in prior periods have been restated to conform to the current presentation.

       The consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 2000. The results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

 (3)   Earnings Per Share Reconciliation

       The reconciliation of the numerator and the denominator of Basic EPS with that of Diluted EPS is presented for the three month periods and the nine month periods ended September 30, 2001 and 2000, respectively.(in thousands, except per share data)


                                                                    Three months ended            Nine months ended
                                                                       September 30,                 September 30,
                                                                    2001           2000           2001           2000
                                                                ------------   ------------   ------------   ------------

Basic earnings per share

     Net Income                                                 $      1,242   $      1,040   $      3,310   $      2,912
                                                                ============   ============   ============   ============

Average number of shares outstanding                                   3,226          3,214          3,225          3,213
                                                                ============   ============   ============   ============

Basic earnings per share                                        $       0.38   $       0.33   $       1.03   $       0.91
                                                                ============   ============   ============   ============


Diluted earnings per share

     Net Income                                                 $      1,242   $      1,040   $      3,310   $      2,912
                                                                ============   ============   ============   ============

Average number of shares of common stock
and equivalents outstanding:
     Average common shares outstanding                                 3,226          3,214          3,225          3,213

     Additional shares considered in
     Diluted computation assuming:
        Exercise of options and warrants                                  91             91             93             92
                                                                ------------   ------------   ------------   ------------

Average number of shares outstanding on a
diluted basis                                                          3,317          3,305          3,318          3,305
                                                                ============   ============   ============   ============

Diluted earnings per share                                      $       0.37   $       0.32   $       1.00   $       0.88
                                                                ============   ============   ============   ============

(4)     Comprehensive Income

        Total comprehensive income is presented for the three month periods and the nine month periods ended September 30, 2001 and 2000, respectively.



                                                                                      Three months ended September 30,
        (in thousands)                                                                   2001                 2000
                                                                                    ---------------     ---------------
        Comprehensive Income
        Net income                                                                  $         1,242     $         1,040
        Other comprehensive income(loss), net of taxes                                          278                 170
                                                                                    ---------------     ---------------
        Total comprehensive income                                                  $         1,520     $         1,210
                                                                                    ===============     ===============


                                                                                       Nine months ended September 30,
        (in thousands)                                                                   2001                 2000
                                                                                    ---------------     ---------------
        Comprehensive Income
        Net income                                                                  $         3,310     $         2,912
        Other comprehensive income(loss), net of taxes                                          334                 236
                                                                                    ---------------     ---------------
        Total comprehensive income                                                  $         3,644     $         3,148
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

SFAS No. 140
In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of FASB Statement 125)." SFAS No. 140 supersedes and replaces the guidance in SFAS No. 125 and, accordingly, provides guidance on the following topics: securitization transactions involving financial assets, sales of financial assets such as receivables, loans, and securities; factoring transactions and wash sales; servicing assets and liabilities, collateralized borrowing arrangements, securities lending transactions; repurchase transactions; loan participations; and extinguishment of liabilities. While most of the provisions of SFAS No. 140 were effective for transactions entered into after March 31, 2001, companies with fiscal year ends that held beneficial interests from previous securitizations were required to make additional disclosures in their December 31, 2000 financial statements. The initial adoption of SFAS No. 140 did not have a material impact on the Company's financial statements.

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


RESULTS OF OPERATIONS - Three Months Ended September 30, 2001 and 2000 and
                        Nine Months Ended September 30, 2001 and 2000

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

NET INCOME
For the three months ended September 30, 2001, net income increased by $202,000 or 19.4% to $1,242,000 from $1,040,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, net income reached $3,310,000, an increase of $398,000 or 13.7%, when compared to net income of $2,912,000 for the nine months ended September 30, 2000. The increase in net income for the first nine months of 2001 compared to 2000 is the result of a 5.7% increase in net interest income to $8,618,000 from $8,156,000 in the prior year. The increase in net interest income was driven by the combination of a $118,000, or 1.05%, increase in interest income from $11,196,000 in 2000 to $11,314,000 in 2001, resulting from increases in the loan portfolio and the investment securities portfolio funded through a reduction in Federal funds sold as well as a $344,000, or 11.3%, decrease in interest expense from $3,040,000 in 2000 to $2,696,000 in 2001. The Company also experienced an increase in fee income, reaching $1,410,000 for the nine months ended September 30, 2001 from $1,100,000 for the same period in 2000.

Interest expense fell $414,000, or 37.4%, for the three month period ended September 30, 2001 compared to the three month period ended September 30, 2000. Interest expense also fell $344,000, or 11.3%, to $2,696,000 for the nine month period ended September 30, 2001 compared to $3,040,000 for the nine month period ended September 30, 2000. These decreases directly reflect the current interest rate environment.

On a per share basis, basic and diluted earnings per share were $0.38 and $0.37 for the quarter ended September 30, 2001 as compared to $0.33 and $0.32 for the quarter ended September 30, 2000. For the first nine months of 2001, basic and diluted earnings per share were $1.03 and $1.00 as compared to $0.91 and $0.88 for the first nine months of 2000. Per share data has been restated to include the effect of the 2001 Stock Dividend.

PROVISION FOR LOAN LOSSES
For the quarter ended September 30, 2001, the Company's provision for loan losses was $60,000, an increase of $30,000 from the provision of $30,000 for the quarter ended September 30, 2000. The provision for the nine months ended September 30, 2001 decreased to $100,000 from $120,000 for the nine months ended September 30, 2000. The reduction of the provision reflects management's view of the economy of its service area and the strength of the Company's loan portfolio.

NON-INTEREST INCOME
Non-interest income, which was primarily attributable to service fees received from deposit accounts, amounted, for the three months ended September 30, 2001, to $548,000, an increase of $175,000, or 46.9%, from $373,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, non-interest income reflected $1,410,000, an increase of $310,000 or 28.2% above the non-interest income level of $1,100,000 for the nine months ended September 30, 2000.

NON-INTEREST EXPENSE
Non-interest expense for the quarter ended September 30, 2001, amounted to $1,595,000, an increase of $35,000 or 2.2% from $1,560,000 for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, non-interest expense aggregated $4,836,000, an increase of $211,000 or 4.6%, from $4,625,000 for the nine months ended September 30, 2000. These increases continue to be related, primarily, to occupancy expense, data processing fees, customary increases for salary and employee benefits, as well as other administrative expenses resulting from the Company's growth since the third quarter of 2000.

INCOME TAX EXPENSE
The income tax provision, which includes both federal and state taxes, for the quarters ended September 30, 2001 and 2000 was $668,000 and $546,000, respectively. For the first nine months of 2001 and 2000, the income tax provision totaled $1,782,000 and $1,599,000, respectively. The increase in income taxes is a direct result of the increase in income before taxes in 2001.


FINANCIAL CONDITION :  September 30, 2001 and December 31, 2000

At September 30, 2001, the Company's total assets were $228,383,000 compared to $234,927,000 at December 31, 2000, a decrease of 2.8%. Total loans experienced a 3.3% increase to $137,706,000 at September 30, 2001 from $133,255,000 at
December 31, 2000. Total deposits at September 30, 2001 were $199,384,000, 4.3% lower than the $208,365,000 at December 31, 2000.

LOAN PORTFOLIO
At September 30, 2001, the Company's total loans were $137,706,000, an increase of $4,451,000 or 3.3% over total loans of $133,255,000 at December 31, 2000. The increase in the loan portfolio continues to be attributable to the effect of customer referrals, selective marketing, and growth within the local Bergen County community. Management believes that the Company will remain successful in loan acquisition within this market due to the fact that, through mergers and acquisitions, the Company's trade area is now primarily served by large institutions, frequently headquartered out of state. Management believes that it is not cost-efficient for these larger institutions to provide the level of personal service to small business borrowers.

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

The following table sets forth the classification of the Company's loans by major category as of September 30, 2001 and December 31, 2000, respectively :

                                                                    September 30, 2001             December 31, 2000
                                                                ---------------------------   ---------------------------
                                                                                   (Dollars in thousands)

                                                                   Amount         Percent        Amount        Percent
                                                                ------------   ------------   ------------   ------------

Commercial                                                      $     98,788           71.7%  $     90,496           67.9%
Mortgage                                                              17,093           12.4%        22,320           16.8%
Consumer                                                              21,825           15.9%        20,439           15.3%
                                                                ------------   ------------   ------------   ------------

Total Loans                                                     $    137,706            100%  $    133,255            100%
                                                                ============   ============   ============   ============

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

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:

                              Non-Performing Assets
                             (dollars in thousands)

                                                                                     September 30,       December 31,
                                                                                         2001                2000
                                                                                    ---------------     ---------------

Non-performing loans                                                                $             0     $            49
Other real estate                                                                                 0                   0
                                                                                    ---------------     ---------------
     Total non-performing assets                                                    $             0     $            49

Non-performing loans to total gross loans                                                       N/A                0.02%
Non-performing assets to total assets                                                           N/A                0.01%

As of September 30, 2001, the Company had no non-accrual loans. At December 31, 2000, the Company had one non-accrual loan which represented a line of credit.

Other than as disclosed above, there were no loans where information about possible credit problems of borrowers causes management to have serious doubts as to the ultimate collectibility of such loans.

As of September 30, 2001 and December 31, 2000, there were no concentrations of loans exceeding 25% of the Company's total loans and the Company had no foreign loans. The Company's loans are primarily to businesses and individuals located in eastern Bergen County, New Jersey.

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

The Company's allowance for loan losses totaled $1,529,000 and $1,403,000 at September 30, 2001 and 2000, respectively. This increase in the allowance is due to the continued growth of the loan portfolio. The following is a summary of the reconciliation of the allowance for loan losses for the nine month periods ended September 30, 2001 and 2000, respectively :

                                                                                             Nine months ended
                                                                                               September 30,
                                                                                         2001                2000
                                                                                    ---------------     ---------------
                                                                                          (dollars in thousands)

Balance, beginning of period                                                        $         1,473     $         1,310
Charge-offs                                                                                     (48)                (29)
Recoveries                                                                                        4                   2
Provision charged to expense                                                                    100                 120
                                                                                    ---------------     ---------------
Balance, end of period                                                              $         1,529     $         1,403
                                                                                    ===============     ===============


Balance of allowance at end of period as
a percentage of loans at end of period                                                         1.11%               1.07%

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

Management determines the appropriate classification of securities at the time of purchase. At September 30, 2001, $20,270,000 of the Company's investment securities were classified as held to maturity and $39,804,000 were classified as available for sale. At September 30, 2001, the Company held no securities which it classified as trading securities.

At September 30, 2001, total investment securities were $60,074,000, an increase of $4,405,000 or 7.9%, from total investment securities of $55,669,000 at December 31, 2000. This increase in investment securities from year end 2000 through the first nine months of 2001 reflects an excess of deposits not used to fund loan growth.

The following table sets forth the carrying value of the Company's security portfolio as of the dates indicated.

A comparative summary of securities available for sale at September 30, 2001 and December 31, 2000 is as follows (in thousands):

                                                                               Gross              Gross                Fair
                                                         Amortized          Unrealized          Unrealized            Market
                                                            Cost               Gains              Losses               Value
                                                      ---------------     ---------------     ---------------     ---------------
September 30, 2001

U.S. Government and agency Obligations                $        38,517                 517                --       $        39,034
FHLBNY stock                                                      430                --                  --                   430
Other equity securities                                           469                --                  (129)                340
                                                      ---------------     ---------------     ---------------     ---------------
   Total available for sale                           $        39,416                 517                (129)    $        39,804

December 31, 2000

U.S. Government and agency Obligations                $        20,076                  25                 (25)    $        20,076
FHLBNY stock                                                      512                --                  --                   512
Other equity securities                                           469                --                  (129)                340
                                                      ---------------     ---------------     ---------------     ---------------
   Total available for sale                           $        21,057                  25                (154)    $        20,928


A comparative summary of securities held to maturity at September 30, 2001 and December 31, 2000 is as follows (in thousands):

                                                                               Gross              Gross                Fair
                                                         Amortized          Unrealized          Unrealized            Market
                                                            Cost               Gains              Losses               Value
                                                      ---------------     ---------------     ---------------     ---------------
September 30, 2001

U.S. Government and agency Obligations                $        12,587                 172                --       $        12,759
Municipal and state obligations                                 7,683                --                    (2)              7,681
                                                      ---------------     ---------------     ---------------     ---------------
   Total held to maturity                             $        20,270                 172                  (2)    $        20,440

December 31, 2000

U.S. Government and agency Obligations                $        24,586                  77                 (27)    $        24,636
Municipal and state obligations                                10,155                   5                --                10,160
                                                      ---------------     ---------------     ---------------     ---------------
   Total held to maturity                             $        34,741                  82                 (27)    $        34,796

The following table sets forth as of September 30, 2001, the maturity distribution of the Company's debt investment portfolio :


                     Maturity of Debt Investment Securities
                               September 30, 2001
                                 (in thousands)

                                            Securities                                           Securities
                                         Held to Maturity                                     Available for Sale
                         -------------------------------------------------     -------------------------------------------------
                                                               Weighted                                              Weighted
                           Amortized          Market            Average          Amortized          Market            Average
                             Cost              Value             Yield             Cost              Value             Yield
                         -------------     -------------     -------------     -------------     -------------     -------------

Within 1 Year            $      18,545     $      18,683              6.10%             --                --                --

1 to 5 Years                     1,725             1,757              6.30%    $      34,518     $      35,010              5.56%

Over 5 Years                      --                --                --               3,999             4,024              6.54%

                         $      20,270     $      20,440                       $      38,517     $      39,034
                         =============     =============                       =============     =============

The Company sold no securities from its portfolio during the first nine months of 2001 or 2000.

DEPOSITS
Deposits are the Company's primary source of funds. The Company experienced a decrease in deposit balances of $8,981,000 or 4.3% to $199,384,000 at September 30, 2001 as compared to $208,365,000 at December 31, 2000. This decrease was due mainly to the loss of time deposits, which experienced a $12,460,000, or 20.4%, decrease resulting from declining deposit rate offerings. Within the decrease in total deposits, interest bearing demand deposits grew $10,970,000 or 24.0% from December 31, 2000 to September 30, 2001. The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the amount of various types of deposits for each of the periods indicated (in thousands) :

                                                                  September 30,                          December 31,
                                                                      2001                                   2000
                                                       -----------------------------------     -----------------------------------

                                                            Amount                %                Amount                  %
                                                       ---------------     ---------------     ---------------     ---------------

         Non-interest Bearing Demand                   $        72,047                36.1%    $        79,798                38.3%
         Interest Bearing Demand                                56,730                28.5%             45,760                22.0%
         Savings                                                21,969                11.0%             21,709                10.4%
         Time Deposits                                          48,638                24.4%             61,098                29.3%
                                                       ---------------     ---------------     ---------------     ---------------

                                                       $       199,384                 100%    $       208,365                 100%
                                                       ===============     ===============     ===============     ===============

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of September 30, 2001 (in thousands).

         Three months or less                          $        17,792
         Over three months through twelve months                 8,105
         Over one year through three years                           0
         Over three years                                            0
                                                       ---------------

         TOTAL                                         $        25,897
                                                       ===============

LIQUIDITY
The Company's liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits, and other cash outflows in a cost-effective manner. The Company's principal sources of funds are deposits, scheduled amortization and prepayments of loan principal, maturities of securities, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flow and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The Company's total deposits equaled $199,384,000 at September 30, 2001 as compared to $208,365,000 at December 31, 2000. Although there were no funds provided by deposits during this period, the Company is sufficiently funded to provide for the Company's loan demand and excess funds have been invested in investment securities and federal funds sold.

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

Although the Bank has traditionally been a net "seller" of federal funds, the Bank does maintain lines of credit with the Federal Home Loan Bank of New York, Fleet Bank, and The Bank of New York for "purchase" of federal funds in the event that temporary liquidity needs arise. The Bank also has the ability to borrow from the Federal Home Loan Bank of New York should that need arise.

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

                     Cumulative Rate Sensitive Balance Sheet
                               September 30, 2001
                                 (in thousands)

                                  0 - 3        0 - 6        0 - 1        0 - 5                      All
                                 Months       Months        Year         Year       5 + Years     Others        TOTAL
                                ---------    ---------    ---------    ---------    ---------    ---------    ---------

Investment Securities           $  24,096    $  32,156    $  51,356    $  59,304    $       0    $       0    $  59,304

Loans :
     Commercial                    27,306       27,893       27,959       46,464       52,324            0       98,788
     Mortgages                        750        1,201        2,091       11,973        5,120            0       17,093
     Consumer                      18,787       19,211       19,392       21,266          559            0       21,825

Federal Funds Sold                 12,400       12,400       12,400       12,400            0            0       12,400
Other Assets                            0            0            0            0            0       18,973       18,973
                                ---------    ---------    ---------    ---------    ---------    ---------    ---------

TOTAL ASSETS                    $  83,339    $  92,861    $ 113,198    $ 151,407    $  58,003    $  18,973    $ 228,383
                                =========    =========    =========    =========    =========    =========    =========


Transaction  Accounts           $  40,164    $  40,164    $  40,164    $  40,164    $       0    $       0    $  40,164
Money Market                       16,566       16,566       16,566       16,566            0            0       16,566
Savings                            24,238       24,238       24,238       24,238            0            0       24,238
CD's < $100,000                    10,538       16,936       19,815       20,473            0            0       20,473
CD's > $100,000                    17,792       24,272       25,897       25,897            0            0       25,897
Short term borrowings               2,000        2,000        2,000        2,000            0            0        2,000
Other Liabilities                       0            0            0            0            0       73,025       73,025
Equity                                  0            0            0            0            0       26,020       26,020
                                ---------    ---------    ---------    ---------    ---------    ---------    ---------

TOTAL LIABILITIES AND EQUITY
                                $ 111,298    $ 124,176    $ 128,680    $ 129,338    $       0    $  99,045    $ 228,383
                                =========    =========    =========    =========    =========    =========    =========

Dollar Gap                        (27,959)     (31,315)     (15,482)      22,069
Gap / Total Assets                 -12.24%      -13.71%       -6.78%       9.66%
Target Gap Range                  +/-35.0%    +/- 30.0%    +/- 25.0%    +/-25.0%
RSA / RSL                           74.88%       74.78%       87.97%     117.06%
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

The following table summarizes the risk-based and leverage capital ratios for the Company at September 30, 2001, as well as the required minimum regulatory capital ratios :

                                Capital Adequacy

                                                                      Minimum
                                             September 30,          Regulatory
                                                  2001              Requirements
                                             -------------          ------------
Risk-Based Capital:
         Tier I Capital Ratio                    17.29%                 4.0%
         Total Capital Ratio                     18.32%                 8.0%
Leverage Ratio                                   11.15%                 3.0%


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




Date:  November 13, 2001