Form 10-K
period 2001-12-31
BRIDGE VIEW BANCORP
filed 2002-03-28
CIK 1022809

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 5, 2002 was $55,651,000.

The number of shares of the Issuer's Common Stock, no par value, outstanding as of March 5, 2002 was 3,548,760.

For the fiscal year ended December 31, 2001, the Issuer had total revenues of $14,829,000.

                       DOCUMENTS INCORPORATED BY REFERENCE


         10-K Item                                         Document Incorporated


Item 9.     Directors and Executive                  Proxy Statement for 2002
            Officers of the Company;                 Annual Meeting of
            Compliance with Section 16(a)            Shareholders to be filed no
            Of the Exchange Act                      later than April 30, 2002.
--------------------------------------------------------------------------------

Item 10.    Executive Compensation                   Proxy Statement for 2002
                                                     Annual Meeting of
                                                     Shareholders to be filed no
                                                     later than April 30, 2002.
--------------------------------------------------------------------------------
Item 11.    Security Ownership of Certain            Proxy Statement for 2002
            Beneficial Owners and                    Annual Meeting of
            Management                               Shareholders to be filed no
                                                     later than April 30, 2002.
--------------------------------------------------------------------------------
Item 12.    Certain Relationships and                Proxy Statement for 2002
            Related Transactions                     Annual Meeting of
                                                     Shareholders to be filed no
                                                     later than April 30, 2002.
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                            PAGE
PART I

Item 1.           Description of Business                                      4

Item 2.           Description of Property                                     11

Item 3.           Legal Proceedings                                           11

Item 4.           Submission of Matters to a Vote of                          12
                  Security Holders


PART II

Item 5.           Market for Registrant's Common Equity and                   13
                  Related Stockholder Matters

Item 6.           Selected Consolidated Financial Data and Other Data         14

Item 7.           Management's Discussion and Analysis of                     15
                  Financial Condition and Results of Operations

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk  35

Item 8.           Financial Statements and Supplementary Data                 35

Item 9.           Changes In and Disagreements with Accountants               35
                  on Accounting and Financial Disclosures


PART III

Item 10. Directors and Executive Officers of the Registrant                   35

Item 11. Executive Compensation                                               36

Item 12. Security Ownership of Certain Beneficial                             36
                  Owners and Management

Item 13. Certain Relationships and Related Transactions                       36


PART IV

Item 14. Exhibits and Financial Statement Schedules                           37

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

The Bank is a commercial bank formed under the laws of the State of New Jersey on October 11, 1988. The Bank operates from its main office at 457 Sylvan Avenue, Englewood Cliffs, New Jersey, 07632, and its six branch offices located at 1605 Lemoine Avenue, Fort Lee, New Jersey, 07024, 115 River Road, Edgewater, New Jersey, 07020, 899 Palisade Avenue, Fort Lee, New Jersey, 07024, 77 River Street, Hackensack, NJ, 07601, 20 West Railroad Avenue, Tenafly, NJ 07670, and 4 Park Street, Harrington Park, NJ 07640. All branch locations are in Bergen County, NJ

During December, 2001, the Bank successfully bid to purchase three bank branches and to assume the lease of another branch formerly operated by Fleet/Summit Bank which have been closed as a result of that merger. In connection with its bid, the Bank will not assume any deposits of these four branches nor acquire any loans or other assets. In January, 2002, the Bank received regulatory approval to open and operate these branches. The four new branches are located at 35 North Washington Avenue, Bergenfield, New Jersey, 819 Teaneck Road, Teaneck, New Jersey, 245 Main Street, Ridgefield Park, New Jersey, and 85 Jefferson Avenue, Westwood, New Jersey; all in Bergen County, New Jersey. They are expected to open in early second quarter, 2002.

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

Business of the Company
The Company's primary business is ownership and supervision of the Bank. The Company, through the Bank, conducts a traditional commercial banking business, accepting deposits from the general public, including individuals, businesses, non-profit organizations, and governmental units. The Bank makes commercial loans, consumer loans, and both residential and commercial real estate loans. In addition, the Bank provides other customer services and makes investments in securities, as permitted by law. The Bank has sought to offer an alternative, community-oriented style of banking in an area, which is presently dominated by larger, statewide and national institutions. The Bank has sought to be a positive force in the area by assisting in the development of the residential sector, by serving the needs of small and medium-sized businesses and the local professional community, and by meeting the requirements of individuals residing, working, and shopping in the Bank's eastern Bergen County market area by extending consumer, commercial, and real estate loans and by offering depository services. The Bank believes that the following attributes have attracted local business people and residents:

--   Competitively priced services;

-- Direct access to Bank management by members of the community, whether during or after business hours;

--   Strategically located branch offices;

-- Full service business hours of 7:00 am to 7:00 pm weekdays and 9:00 am to 1:00 pm Saturdays;

-- Local conditions and needs are taken into account when deciding loan applications and making other business decisions affecting members of the community;

-- Responsiveness to requests for information and services by depositors and others; and

--   Positive involvement in the community affairs of eastern Bergen County.

Since opening in 1990, the Bank has increased its branch network to eleven branches, including its main office and the four new branches expected to open in the second quarter. The Bank expects to continue to seek additional strategically located de novo branch locations within Bergen County. Particular emphasis will be placed on presenting an alternative banking culture in communities which are dominated by non-local competitors and where no community banking approach exists or in locations which the Company perceives to be economically emerging.

Service Area
The Company's service area primarily consists of Bergen County, New Jersey. The Company operates its main office in Englewood Cliffs, New Jersey and six branch offices in Fort Lee(2), Edgewater, Hackensack, Tenafly, and Harrington Park, New Jersey; all in Bergen County, NJ. The new branches will be open in Bergenfield, Teaneck, Ridgefield Park, and Westwood, New Jersey; all in Bergen County.

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

Employees
At December 31, 2001, the Company employed sixty-six full-time employees and eleven part-time employees. None of these employees is covered by a collective bargaining agreement. The Company believes that its employee relations remain good.

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

The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. The minimum ratio or total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be "Tier I Capital", consisting of common stockholders' equity and certain preferred stock, less certain goodwill items and other intangible assets. The remainder, "Tier II Capital", may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making).

Bank holding company assets are given risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations, are given a 10% risk-weighting. Transactions related to contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk-weighting. Short term commercial letters of credit have a 20% risk-weighting and certain short-term unconditionally cancelable commitments have a 0% risk-weighting.

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

Insurance of Deposits
The Bank's deposits are insured up to a maximum of $100,000 per depositor under the Bank Insurance Fund (the "BIF"). The Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA") affected a major restructuring of the federal regulatory framework applicable to depository institutions and deposit insurance. FDICIA requires the FDIC to establish a risk-based assessment system for all insured depository institutions. Under this legislation, the FDIC has established an insurance premium assessment matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator. Under the matrix as currently in effect, the assessment ranges from 0 to 31 basis points of assessed deposits.

Dividend Rights
Under the Banking Act, a bank may declare and pay dividends only if, after payment of the dividend, the capital stock of the Company will be unimpaired and either the bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the bank's surplus.

ITEM 2.     DESCRIPTION OF PROPERTY

The Company conducts its business through its main office located at 457 Sylvan Avenue, Englewood Cliffs, New Jersey, and its eleven branch network. The following table sets forth certain information regarding the Company's properties as of December 31, 2001.

                              Leased Date of Lease
Location                            or Owned                    Expiration
 457 Sylvan Avenue                   Owned                          N/A
 Englewood Cliffs, NJ

 1605 Lemoine Avenue                Leased                    November, 2002
 Fort Lee, NJ

 115 River Road                     Leased                       April, 2006
 Edgewater, NJ

 899 Palisade Avenue                Leased                   September, 2006
 Fort Lee, NJ

 77 River Street                    Leased                    December, 2012
 Hackensack, NJ

 20 West Railroad Avenue            Leased                       April, 2005
 Tenafly, NJ

 4 Park Street                      Leased                      August, 2004
 Harrington Park, NJ

*35 North Washington Avenue          Owned                               N/A
  Bergenfield, NJ

*819 Teaneck Road                    Owned                               N/A
 Teaneck, NJ

*245 Main Street                     Owned                               N/A
 Ridgefield Park, NJ

*85 Jefferson Street                Leased                         May, 2026
 Westwood, NJ

*  Anticipated openings in second quarter, 2002


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

                                     PART II

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of the Registrant's shareholders during the Fourth Quarter of fiscal 2001.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Commencing on December 20, 1996, the Company's Common Stock began trading on the American Stock Exchange under the symbol "BVB". As of December 31, 2001, there were 1,302 stockholders of record of the Common Stock.

The following table sets forth the quarterly high and low bid prices of the Common Stock as reported on the American Stock Exchange for the periods presented. The stock prices and cash dividends are adjusted to reflect stock dividends and stock splits through the 2002 stock dividend.
                                         Bid
                                --------------------------
                                                                  Cash
                                  High              Low          Dividend
Year Ended December 31, 2001
Fourth Quarter                   $15.14            $12.00          $0.10
Third quarter                     14.55             12.91           0.10
Second quarter                    15.00             12.95           0.10
First quarter                     13.97             12.72           0.09

Year Ended December 31, 2000
Fourth quarter                   $13.23            $10.75          $0.05
Third quarter                     16.33             11.36           0.05
Second quarter                    13.74             10.44           0.05
First quarter                     16.73             12.69           0.04
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


                                                                              Years Ended December 31,
                                                      ---------- -------------- -------------- --------------- --------------
                                                           2001           2000           1999            1998           1997
                                                           ----           ----           ----            ----           ----
Selected Operating Data:
Total interest income                                 $  14,829      $  15,232      $  12,558       $  10,883       $  9,942
Total interest expense                                    3,191          4,290          3,182           3,006          3,123
                                                          -----          -----          -----           -----          -----
Net interest income                                      11,638         10,942          9,376           7,877          6,819
Provision for loan losses

                                                            165            190            195             140            160
                                                            ---            ---            ---             ---            ---
Net interest income after provision for
     loan loss                                           11,473         10,752          9,181           7,737          6,659
Other income                                              1,907          1,501          1,409           1,301          1,102
Other expenses                                            6,299          5,950          5,662           4,848          4,361
                                                          -----          -----          -----           -----          -----
Income before income taxes                                7,081          6,303          4,928           4,190          3,400
Income tax expense                                        2,512          2,201          1,792           1,587          1,337
                                                          -----          -----          -----           -----          -----
Net income                                           $    4,569     $    4,102     $    3,136      $    2,603       $  2,063
                                                       ========       ========       ========        ========         ======

Basic Earnings per Share  (1)                             $1.29          $1.16          $0.89           $0.74          $0.63
Diluted Earnings per Share  (1)                           $1.25          $1.13          $0.86           $0.72          $0.59

(1)   All shares data has been restated to reflect stock dividends and stock split through the 2002 stock dividend.



                                                                                    At December 31,
                                                 ------------------------------------------------------------------------------
Selected Financial Data:                                   2001           2000           1999            1998           1997
                                                           ----           ----           ----            ----           ----
Total Assets                                           $237,820       $234,927       $203,272        $170,768       $144,620
Net Loans                                               149,308        131,385        116,961          96,955         82,186
Total Deposits                                          209,624        208,365        183,205         152,700        128,745
Stockholders' Equity                                     26,866         23,263         19,329          17,237         15,157


                                                                        At or for the year ended December 31,
                                                 ------------------------------------------------------------- --------------
Selected Financial Ratios:                                 2001           2000           1999            1998           1997
                                                           ----           ----           ----            ----           ----
Return on Average Assets (ROA)                            1.98%          1.92%          1.66%           1.67%          1.47%
Return on Average Equity (ROE)                           18.32%         19.47%         17.07%          16.05%         15.25%
Equity to Total Assets at Year-End                       11.30%          9.90%          9.51%          10.09%         10.48%
Dividend Payout Ratio                                    27.60%         14.84%         17.53%          20.13%         22.69%

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

In addition to historical information, this discussion and analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in this section, and also include economic conditions, both in the Company's trade area and nationally, changes in interest rates and monetary policy, the continued viability of the Company's customers and a variety of other matters, most, if not at all of which, are beyond the Company's control. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of the report. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events and circumstances that arise after such date.

                              OVERVIEW AND STRATEGY

The Company was formed in 1996 to act as a holding company for the Bank, which began full service operation as a commercial bank on March 15, 1990. The Company accepts deposits from the general public, including individuals, businesses, non-profit organizations and governmental units located primarily within its trade area. The Company makes commercial loans, consumer loans, residential and commercial real estate loans, and issues both mastercard and visa credit cards. In addition, the Company provides other customer services and makes investments in securities, as permitted by law. The Company has sought to offer an alternative, community-oriented style of banking in an area presently dominated by larger, statewide and national institutions. The Company has sought to be a positive force in its area by assisting in the development of the residential sector; by serving the needs of small and medium-sized businesses and the local professional community, and by meeting the requirements of individuals residing, working, and shopping in the eastern Bergen County, New Jersey market area by extending consumer, commercial, and real estate loans and by offering depository services. The Company believes that the following attributes have made the Company attractive to local business people and residents:

--   Competitively priced services;

--   Strategically located branch offices;

-- Full service business hours of 7:00 am to 7:00 pm weekdays and 9:00 am to 1:00 pm Saturdays;

-- Local conditions and needs are taken into account when deciding loan applications and making other business decisions affecting members of the community;

-- Responsiveness to requests for information and services by depositors and others; and

--   Positive involvement in the community affairs of eastern Bergen County.

Since opening in 1990, the Bank has established a network of eleven branches, including its main office and the four new offices expected to open in the second quarter. The Company expects to continue to seek additional strategically located de novo branch locations within Bergen County. Particular emphasis will continue to be placed on presenting an alternative banking culture in communities which are dominated by non-local competitors and where no community banking approach exists or in locations which the Company perceives to be economically emerging.

RESULTS OF OPERATIONS  -  2001 versus 2000

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

NET INCOME
For the year ended December 31, 2001, net income increased by $467,000 or 11.4% to $4,569,000 from $4,102,000 for the year ended December 31, 2000. The increase in net income for 2001 compared to 2000 is a result of a 6.4% increase in net interest income to $11,638,000 from $10,942,000 in the prior year coupled with a 27.0%, or $406,000, increase in fee income to $1,907,000 from $1,501,000 for
2000. The increase in net interest income is primarily the result of a 25.6% decrease in interest expense from $4,290,000 in 2000 to $3,191,000 in 2001.

Other expenses increased by $349,000 or 5.9%, to $6,299,000 for the year ended December 31, 2001 from $5,950,000 for the year ended December 31, 2000. This increase is related primarily to data processing fees, customary increases for salary and employee benefits, as well as other administrative expenses resulting from the Company's growth since December 31, 2000.

On a per share basis, basic earnings per share for the year ended December 31, 2001 were $1.29 as compared to $1.16 for the year ended December 31, 2000, representing an increase of 11.2%. Diluted earnings per share were $1.25 for 2001 as compared to $1.13 for 2000. All share data has been restated to reflect all stock dividends and stock splits through the March 5, 2002 stock dividend.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest bearing liabilities and the interest rate paid on them. For the year ended December 31, 2001, net interest income increased by $696,000, or 6.4%, to $11,638,000 from $10,942,000 for the year ended December 31, 2000. This increase in net interest income is primarily the result of a 25.6% decrease in interest expense from $4,290,000 in 2000 to $3,191,000 in 2001, partially offset by a reduction of $403,000 in total interest income. The decrease in interest expense reflects a reduction in the rates paid on the Company's interest bearing liabilities to 2.41% for the twelve months ended December 31, 2001 from the 3.35% paid in the prior year, as well as a $9.6 million increase in the average balance of non-interest bearing deposits year over year. The reductions in rate were partially offset by a $4.1 million increase in the average balance of interest bearing liabilities for 2001 compared to 2000.

Average Balance Sheets
The following table sets forth certain information relating to the Company's average assets and liabilities for the years ended December 31, 2001, 2000, and 1999, and reflects the average yield on assets and average cost of liabilities for the period indicated. Such yields are derived by dividing income or expense, on a tax-equivalent basis, by the average balance of assets or liabilities, respectively, for the periods shown. Securities available for sale are reflected in the following table at amortized cost. Non-accrual loans are included in the average loan balance. Amounts have been computed on a fully tax-equivalent basis, assuming a blended tax rate of 36%.


                                                                For the years ended December 31,
                                                                   (dollars in thousands)
                                            2001                          2000                        1999
                                -------- ---------- ----------  ------- -------- ---------- ------- -------- -----------
                                Average             Average     Average          Average    Average          Average
                                Balance   Interest  Yield/Cost  Balance Interest Yield/Cost Balance Interest Yield/Cost
                                -------- ---------- ----------  ------- -------- ---------- ------- -------- -----------
ASSETS :
Interest-Earning Assets:
Loans (net of
  unearned income)             $136,732  $ 11,115     8.13%    $125,214 $ 11,048   8.82%   $105,486  $9,009     8.54%
Tax-Exempt Securities             7,684       501     6.52       10,375      620   5.98      10,766     662     6.15
Taxable Investment
  Securities                     43,347     2,433     5.61       52,225    3,209   6.15      39,923   2,298     5.76
Federal Funds Sold               22,321       913     4.09        7,394      490   6.63      16,346     803     4.91
FHLB Account                        226        13     5.75          513       38   7.41         440      16     3.64
FHLB Stock                          480        34     7.08          512       38   7.42         503      35     6.96
                             ----------   -------              --------  -------           --------  ------
Total Interest-earning
  Assets                        210,790    15,009     7.12%     196,233   15,443   7.87%    173,464  12,823     7.39%
                             ----------   -------              --------  -------           --------  ------

Non-interest earning Assets      21,453                          18,294                      16,674
Allowance for Loan Losses        (1,499)                         (1,368)                     (1,094)
                             ----------                        --------                    --------
TOTAL ASSETS                   $230,744                        $213,159                    $189,044
                               ========                        ========                    ========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
Demand Deposits                 $38,725     $ 472     1.22%     $31,673    $ 551   1.74%    $31,399   $ 194     0.62%
Savings Deposits                 22,857       219     0.96       22,144      310   1.40      20,613     310     1.50
Money Market Deposits            15,988       213     1.33       14,133      265   1.88      15,509     265     1.71
Time Deposits                    52,840     2,212     4.19       59,897    3,136   5.24      52,384   2,413     4.61
Short Term Borrowings             1,760        75     4.26          206       28   6.59           0       0     0.00
                             ----------   -------              --------  -------           --------  ------
Total Interest-Bearing
  Liabilities                   132,170     3,191     2.41%     128,053    4,290   3.35%    119,905   3,182     2.65%
                             ----------   -------              --------  -------           --------  ------

Non-Interest Bearing Liabilities:
Demand Deposits                  72,535                          62,863                      49,953
Other Liabilities                 1,094                           1,178                         812
                             -----------                       --------                    --------
Total Non-Interest Bearing       73,629                          64,041                      50,765
Liabilities
Stockholders' Equity             24,945                          21,065                      18,374
                             -----------                       --------                    --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY           $230,744                        $213,159                    $189,044
                               ========                        ========                    ========
Net Interest Income
(Tax Equivalent Basis)                    $11,818                        $11,153                     $9,641
Tax Equivalent Basis adjustment              (180)                          (211)                       265
                                          -------                        -------                     ------
Net Interest Income                       $11,638                        $10,942                     $9,376
                                          =======                        =======                     ======
Net Interest Rate Spread                               4.71%                       4.52%                        4.74%
                                                       =====                       =====                        =====
Net Interest Margin                                    5.61%                       5.68%                        5.56%
                                                       =====                       =====                        =====
Ratio of Interest-Earning Assets
to Interest-Bearing Liabilities    1.59                            1.53                        1.45
                                   ====                            ====                        ====

Rate/Volume Analysis
The following table presents, by category, the major factors that contributed to the changes in net interest income on a tax equivalent basis for each of the years ended December 31, 2001 and 2000.



                                           Year Ended                                      Year Ended
                                          December 31,                                    December 31,
                                           2001 versus                                     2000 versus
                                              2000                                            1999
                             ----------------------------------------      --------------------------------------------
                                                                   ( in thousands )
                                 Increase (Decrease)                             Increase (Decrease)
                                  due to change in                                due to change in
                                       Average                                         Average

                              Volume                Rate         Net          Volume                Rate           Net
                              ------                ----         ---          ------                ----           ---

Interest Income :
Loans (net of unearned
income)                          $1,016         $  (949)         $  67           $1,685          $   354           $ 2,039
Tax Exempt Securities             (161)               42         (119)             (24)             (18)              (42)
Taxable Investment
Securities                        (546)            (230)         (776)              708              203               911
Federal Funds Sold                  990            (567)           423            (439)              126             (313)
Federal Home Loan Bank
Account                            (21)              (4)          (25)                3               19                22
Federal Home Loan
Bank Stock                          (2)              (2)           (4)                1                2                 3
                              --------         --------      --------        ----------       ----------         ---------


Total Interest Income             1,276          (1,710)         (434)            1,934              686             2,620
                              --------         --------      --------        ----------       ----------         ---------

Interest Expense :
Demand Deposits                     123            (202)          (79)                2              355               357
Savings Deposits                     10            (101)          (91)               23             (23)                 0
Money Market Deposits                35             (87)          (52)             (24)               24                 0
Time Deposits                     (370)            (554)         (924)              346              377               723
Short Term Borrowings               102             (55)            47               28                0                28
                              --------         --------      --------        ----------       ----------         ---------

Total Interest Expense            (100)            (999)       (1,099)              375              733             1,108
                              --------         --------      --------        ----------       ----------         ---------

Net change in Interest
Income                         $ 1,376          $ (711)        $  665           $ 1,559           $ (47)           $ 1,512
                              ========         ========      ========         =========       ==========         =========

PROVISION FOR LOAN LOSSES
For the year ended December 31, 2001, the Company's provision for loan losses was $165,000, a decrease of $25,000 from the provision of $190,000 for the year ended December 31, 2000. The reduction of the provision reflects management's view of the economy of its service area and management's view of the strength of the Company's loan portfolio.

OTHER INCOME
Other income, which was primarily attributable to service fees received from deposit accounts, for the year ended December 31, 2001, was $1,907,000, an increase of $406,000 or 27.0% above the $1,501,000 received during the year ended December 31, 2000. The increase in service fees is attributable to the higher level of average deposits in connection with certain pricing strategies.

OTHER EXPENSES
Other expenses for the year ended December 31, 2001 amounted to $6,299,000, an increase of $349,000 or 5.9% over the $5,950,000 for the year ended December 31, 2000. This increase is related, primarily, to data processing fees, customary increases for salary and employee benefits, as well as other administrative expenses resulting from the Company's growth since December 31, 2000. The Company expects that these expenses will continue to increase in 2002, as the Company establishes and staffs its four newest branches.

INCOME TAX EXPENSE
The income tax provision, which includes both federal and state taxes, for the years ended December 31, 2001 and 2000 was $2,512,000 and $2,201,000,
respectively. The increase in income taxes is a direct result of the increase in income before taxes in 2001.



RESULTS OF OPERATIONS  -  2000 versus 1999


NET INCOME
For the year ended December 31, 2000, net income increased by $966,000 or 30.8% to $4,102,000 from $3,136,000 for the year ended December 31, 1999. The increase in net income for 2000 compared to 1999 is a result of a 16.7% increase in net interest income to $10,942,000 from $9,376,000 in the prior year coupled with a 6.5% increase in fee income to $1,501,000 from $1,409,000 for 1999. The increase in net interest income is the result of a 21.3% increase in interest income, reaching $15,232,000 in 2000 from $12,558,000 in 1999.

Other expenses increased by $288,000 or 5.1%, to $5,950,000 for the year ended December 31, 2000 from $5,662,000 for the year ended December 31, 1999. This increase reflects the costs associated with the addition of two new branches within the local Bergen County community as well as the Company's continued growth, which also affected staff additions, occupancy expenses, salary and employee benefits, and data processing.

On a per share basis, basic earnings per share for the year ended December 31, 2000 were $1.16 as compared to $0.89 for the year ended December 31, 1999, representing an increase of 30.3%. Diluted earnings per share were $1.13 for 2000 as compared to $0.95 for 1999. All share data has been restated to reflect all stock dividends and stock splits through the 2002 stock dividend.




                               FINANCIAL CONDITION

At December 31, 2001, the Company's total assets were $237,820,000 compared to $234,927,000 at December 31, 2000. Total loans increased to $151,384,000 at December 31, 2001 from $133,255,000 at December 31, 2000. Total deposits at year end 2001 were $209,624,000 compared to $208,365,000 at December 31, 2000.


LOAN PORTFOLIO
At December 31, 2001, the Company's total loans were $151,384,000, an increase of $18,129,000 or 13.6% over total loans of $133,255,000 at December 31, 2000.
The increase in the loan portfolio continues to be attributable to the effect of customer referrals, selective marketing, and growth within the local Bergen County community. Management believes that the Company will remain successful in loan acquisition within this market due to the fact that, through mergers and acquisitions, the Company's trade area is now primarily served by large institutions, frequently headquartered out of state. Management believes that it is not cost-efficient for these larger institutions to provide the level of personal service to small business borrowers.

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

The following table sets forth the classification of the Company's loans by major category as of December 31, 2001, 2000, 1999, 1998, and 1997, respectively:


                                                                                 December 31,
                                              ----------------------------------------------------------------------------

                                                      2001            2000            1999            1998           1997
                                                      ----            ----            ----            ----           ----
                                                                              (in thousands)

Commercial and Industrial                         $ 30,655        $ 26,087        $ 17,610         $18,906        $15,568
Real Estate :
        Non-residential properties                  65,633          55,699          51,553          33,487         25,929
        Residential properties                      43,112          43,000          39,981          37,703         36,988
        Construction                                 8,443           4,902           6,901           5,443          2,783
Consumer                                             3,541           3,567           2,500           2,694          2,056
                                              -------------    ------------   -------------     -----------    -----------

Total Loans                                       $151,384        $133,255        $118,545         $98,233        $83,324
                                                  ========        ========        ========         =======        =======

The following table sets forth fixed and adjustable rate loans as of December 31, 2001 in terms of interest rate sensitivity (in thousands) :


                                          Within
                                            One           1 to 5         After 5
                                           Year            Years          Years             Total
                                        -----------     ----------     -----------      -------------

Loans with Fixed Rate                     $ 14,866         $3,448         $55,058          $73,372
Loans with Adjustable Rate                  34,602         32,818          10,592           78,012


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

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated :


                                                                                     December 31,
                                                ------------------------------------------------------------------------------

                                                         2001             2000            1999            1998           1997
                                                         ----             ----            ----            ----           ----
                                                                                  (in thousands)

Non-performing loans                                     $  0            $  25           $  25            $  0          $ 439
Other real estate owned                                     0                0               0             163              0
                                                --------------    -------------   -------------     -----------    -----------
        Total non-performing assets                      $  0            $  25           $  25           $ 163          $ 439

Non-performing assets to total gross
     loans and other real estate owned                    N/A            0.02%           0.02%           0.17%          0.53%
Non-performing assets to total assets                     N/A            0.01%           0.01%           0.10%          0.30%
Non-performing loans to total gross loans
                                                          N/A            0.02%           0.02%           0.00%          0.53%
Allowance for possible loan losses as a
     Percentage of non-performing loans                   N/A        5,892.00%       5,240.00%             N/A        229.84%



As of December 31, 2001, the Company had no non-accrual loans. At December 31, 2000, the Company had one non-accrual loan which represented a line of credit.

Other than as disclosed above, there were no loans where information about possible credit problems of borrowers causes management to have serious doubts as to the ultimate collectibility of such loans.

As of December 31, 2001 and 2000, there were no concentrations of loans exceeding 25% of the Company's total loans and the Company had no foreign loans. The Company's loans are primarily to businesses and individuals located in eastern Bergen County, New Jersey.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses represents a critical accounting policy. The allowance is a reserve established through charges to earnings in the form of a provision for loan losses. The Company maintains an allowance for loan losses at a sufficient level to provide for losses inherent in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the loan portfolio are analyzed on a continuous basis by the Company's officers, by external independent loan review function, and by the Company's audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to the expense and the allowance is reduced by net-chargeoffs (i.e. loans judged to be uncollectible are charged against the reserve, less any recoveries on the loans.) Although management attempts to maintain the allowance at an adequate level, future additions to the allowance may be required based upon changes in market conditions. Additionally, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additional provisions based upon their judgment about information available to them at the time of their examination. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short term change.

The Company's allowance for loan losses totaled $1,605,000 and $1,473,000 at December 31, 2001 and 2000, respectively. This increase in the allowance is due to the continued growth of the loan portfolio. The following is a summary of the reconciliation of the allowance for loan losses for the periods indicated:



                                                                                 At December 31,
                                                   ----------------------------------------------------------------------------

                                                         2001            2000             1999            1998            1997
                                                         ----            ----             ----            ----            ----
                                                                                  (in thousands)

Balance, beginning of year                            $ 1,473         $ 1,310          $ 1,127         $ 1,009          $  861
Charge-offs
     Commercial and Industrial                           (25)            (25)              -                -               -
     Real Estate                                         (30)              -               -                -              (9)
     Consumer                                              -              (4)             (13)            (22)            (21)
                                                   -----------    ------------    -------------    ------------    ------------
          Total Charge-offs                              (55)            (29)             (13)            (22)            (30)
Recoveries
     Commercial and Industrial                             -                2              -                -               -
     Real Estate                                           -               -               -                -               -
     Consumer                                              22              -                 1              -               18
                                                   -----------    ------------    -------------    ------------    ------------
          Total Recoveries                                 22               2                1              -               18
Provision charged to expense                              165             190              195             140             160
                                                   -----------    ------------    -------------    ------------    ------------
Balance, end of year                                  $ 1,605         $ 1,473          $ 1,310         $ 1,127         $ 1,009

Ratio of net charge-offs to average loans
     Outstanding                                        0.02%           0.02%            0.01%           0.03%           0.02%
Balance of allowance at end of year as a
     Percentage of loans at end of year                 1.06%           1.11%            1.11%           1.15%           1.21%

The following table sets forth, for each of the Company's major lending areas, the amount and percentage of the Company's allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated :


                                                                 Allocation of the Allowance for Loan Losses by Category
                                                                              For the years ended December 31,
                                                                                    (dollars in thousands)

                           2001                   2000                     1999                   1998                    1997
                                  % of                    % of                   % of                     % of                % of
                                  Total                   Total                 Total                    Total                Total
                 Amount % of ALL  Loans  Amount % of ALL  Loans Amount % of ALL Loans Amount % of ALL  Loans  Amount % of ALL Loans
                 ------ -------- -----   ------ -------- -----  ------ -------- ----- ------ --------  -----  ------ -------- -----
Balance
 applicable to:
Commercial        $ 613  38.19%  20.25%  $ 506   34.36% 19.58%  $ 466 35.57%  14.86% $ 342  30.35%   19.25% $ 262  25.97%  31.49%
Real Estate :
 Non-residential    456  28.41%  43.35%    416   28.24% 41.80%    350 26.72%  43.48%   306  27.15%   34.09%   258  25.57%  25.65%
  property
 Residential
  property          279  17.38%  28.86%    279   18.94% 34.55%    233 17.79%  35.50%   224  19.88%   38.38%   234  23.19%  37.37%
 Construction        84   5.23%   5.58%     50    3.39%  3.68%     68  5.19%   5.82%    54   4.79%    5.54%    28   2.78%   3.34%
Consumer             39   2.44%   1.96%     36    2.44%  0.39%     26  1.98%   0.34%    22   1.95%    2.74%    22   2.18%   2.15%
Sub-total        $1,471  91.65% 100.00% $1,287   87.37% 100.00% $1,143 87.25% 100.00% $ 948  84.12%  100.00% $ 804  79.69% 100.00%
Unallocated
  Reserves          134   8.35%            186   12.63%           167 12.75%           179   15.88%           205  20.31%
TOTAL            $1,605 100.00% 100.00% $1,473 100.00% 100.00% $1,310 100.00% 100.00% $1,127 100.00% 100.00% $1,009 100.00% 100.00%
                 ====== ======= ======= ====== ======= ======= ====== ======= ======= ====== ======= ======= ====== ====== =======

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

Securities are classified as "held-to-maturity" (HTM), "available for sale"
(AFS), or "trading" at time of purchase. Securities classified as HTM are based upon management's intent and the Company's ability to hold them to maturity. Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts. Securities which are bought and held principally for the purpose of selling them in the near term are classified as trading securities, which are carried at market value. Realized gains and losses as well as gains and losses from marking the portfolio to market value are included in trading revenue. The Company has no trading securities. Securities not classified as HTM or trading securities are classified as AFS and are stated at fair value. Unrealized gains and losses on AFS securities are excluded from results of operations, and are reported as a component of accumulated other comprehensive income(loss) which is included in stockholders' equity, net of taxes. Securities classified as AFS include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital, or other similar requirements.

Management determines the appropriate classification of securities at the time of purchase. At December 31, 2001, $13,245,000 of the Company's investment securities were classified as held to maturity and $38,728,000 were classified as available for sale. At December 31, 2001, the Company held no securities which it classified as trading securities.

At December 31, 2001, total investment securities were $51,973,000, a decrease of $3,696,000, from total investment securities of $55,669,000 at December 31, 2000. This decrease in investment securities from year end 2000 to year end 2001 reflects the maturity of investment securities which continue to be used to fund loan growth.

The following table sets forth the carrying value of the Company's security portfolio as of the dates indicated.


                                                                      At December 31,
                                       -------------------------------------------------------------------------------------
                                                                          (in thousands)
                                                  2001                         2000                      1999
                                       --------- ------- ----------    ------ -------- --------    -- ------------ ---------


                                       Amortized      Market           Amortized      Market        Amortized      Market
                                          Cost          Value             Cost         Value           Cost         Value
                                       -----------    ----------      -----------    ----------    -----------    ----------
Available for sale
U.S. Government and agency
   Obligations                            $34,702       $35,080          $20,076       $20,076        $22,035       $21,367
Municipal and state obligations             2,878         2,878                -             -              -             -
FHLBNY stock                                  430           430              512           512            512           512
Other equity securities                       469           340              469           340            469           328
                                       -----------    ----------      -----------    ----------    -----------    ----------
   Total available for sale               $38,479       $38,728          $21,057       $20,928        $23,016       $22,207

Held to Maturity
U.S. Government and agency
   Obligations                             $8,573        $8,682          $24,586       $24,636        $34,596       $34,323
Municipal and state obligations             4,672         4,671           10,155        10,160         12,250        12,254
                                       -----------    ----------      -----------    ----------    -----------    ----------
   Total held to maturity                 $13,245       $13,353          $34,741       $34,796        $46,846       $46,577

        Total Investment Securities       $51,724       $52,081          $55,798       $55,724        $69,862       $68,784
                                          =======       =======          =======       =======        =======       =======



The following table sets forth as of December 31, 2001 and December 31, 2000, the maturity distribution of the Company's debt investment portfolio :

                                 Maturity of Debt Investment Securities
                                           December 31, 2001
                                            (in thousands)
                                               Securities                                            Securities
                                            Held to Maturity                                     Available for Sale
                                 ---------------------------------------------    --------------------------------------------
                                                                   Weighted                                       Weighted
                                 Amortized          Market         Average        Amortized        Market         Average
                                 Cost               Value          Yield          Cost             Value          Yield
                                 -----------     -------------     -----------    ------------     -----------    ------------

Within 1 year                       $12,709           $12,807        5.14%            $ 2,878         $ 2,878        3.30%

1 to 5 years                            536               546        5.00%             33,703          34,073        4.77%

Over 5 years                              -                 -            -                999           1,007        8.02%
                                 ----------     -------------                    ------------     -----------

                                    $13,245           $13,353                         $37,580         $37,958
                                    =======           =======                         =======         =======

                                                                    December 31, 2000
                                                                     (in thousands)
                                                   Securities                                    Securities
                                                Held to Maturity                             Available for Sale
                                 ---------------------------------------------    --------------------------------------------
                                                                   Weighted                                       Weighted
                                 Amortized       Market            Average        Amortized        Market         Average
                                 Cost            Value             Yield          Cost             Value          Yield
                                 -----------     -------------     -----------    ------------     -----------    ------------

Within 1 year                       $24,440           $24,453        6.13%              $ 999           $ 998        5.25%

1 to 5 years                         10,301            10,343        6.16%             18,078          18,057        6.34%

Over 5 years                              -                 -           -                 999           1,021        8.02%
                                 -----------     -------------                    ------------     -----------

                                    $34,741           $34,796                         $20,076         $20,076
                                    =======           =======                         =======         =======


The Company sold no securities from its portfolio during 2001 or 2000.

DEPOSITS
Deposits are the Company's primary source of funds. The Company experienced a growth in average deposit balances of $12,235,000 or 6.4% to $202,945,000 at December 31, 2001 as compared to $190,710,000 at December 31, 2000. This growth continues to be accomplished as a result of continued market penetration combined with continued customer referrals during 2001. Average non-interest bearing demand deposits increased by $9,672,000 or 15.4% and average interest bearing demand deposits increased by $8,907,000 or 19.4% from 2000 to 2001. Average time deposits experienced a decrease of $7,057,000, or 11.8%, from $59,897,000 in 2000 to $52,840,000 in 2001. The aggregate amount of average non-interest bearing deposits totaled 35.7% of the Company's total average deposits at December 31, 2001 as compared to 33.0% at December 31, 2000. The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the average amount of various types of deposits for each of the periods indicated :


                                                                       December 31,
                                                                   (Dollars in Thousands)

                                             2001                            2000                            1999
                                   ----------------------------    ----------------------------    ------------------------------
                                                     Average                         Average                        Average
                                     Amount         Yield/Rate       Amount        Yield/Rate        Amount        Yield/Rate
                                   ------------    -------------   ------------    ------------    -----------    -------------

Non-interest Bearing Demand            $72,535          -              $62,863          -             $49,953          -
Interest Bearing Demand                 54,713        1.25%             45,806        1.78%            46,908        0.98%
Savings                                 22,857        0.96%             22,144        1.40%            20,613        1.50%
Time Deposits                           52,840        4.19%             59,897        5.24%            52,384        4.61%
                                   ------------                    ------------                    -----------

                                      $202,945                        $190,710                       $169,858
                                      ========                        ========                       ========


The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of December 31, 2001 (in thousands).

         Three months or less                                 $    16,017
         Over three months through twelve months                    5,563
         Over one year through three years                              0
         Over three years                                               0
                                                              -----------
         Total                                                $    21,580
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

The Company's total deposits equaled $209,624,000 at December 31, 2001 as compared to $208,365,000 at December 31, 2000. The increase in funds provided by deposit inflows during this period has been sufficient to provide for the Company's loan demand.

Through the investment portfolio, the Company has generally sought to obtain a safe, yet slightly higher yield than would have been available to the Company as a net seller of overnight federal funds while still maintaining liquidity. Through its investment portfolio, the Company also attempts to manage its maturity gap by seeking maturities of investments which coincide as closely as possible with maturities of deposits. The investment portfolio also includes securities held for sale to provide liquidity for anticipated loan demand and liquidity needs.

Although the Company has traditionally been a net "seller" of federal funds, the Company does have lines of credit with the Federal Home Loan Bank of New York and First Tennessee Bank for "purchase" of federal funds in the event that temporary liquidity needs arise. The Company also has the ability to borrow from the Federal Home Loan Bank of New York should that need arise.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at the periods indicated which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods presented. Except as noted, the amount of assets and liabilities which reprice or mature during a particular period were determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Because the Bank has no interest bearing liabilities with a maturity greater than five years, management believes that a static gap for the over five year time period reflects a more accurate assessment of interest rate risk. The Company's loan repayment assumptions are based upon actual historical repayment rates. At December 31, 2001, the Company is within the target gap range as established by the Asset/Liability Committee of the Board of Directors.


                                                   Cumulative Rate Sensitive Balance Sheet
                                                              December 31, 2001
                                                                 (in thousands)

                                  0 - 3         0 - 6         0 - 1        0 - 5         5 +          All              TOTAL
                                  Months        Months         Year        Years       Years         Others
                                 -------      --------     ---------     --------    --------      ---------        ---------
Investment Securities             $ 4,346      $ 8,936      $ 15,587     $ 50,196     $ 1,007        $   0           $ 51,203

Loans :
     Commercial                    26,054       26,631        28,291       53,229      56,749            0            109,978
     Mortgages                        721        1,027         1,811       11,508       8,262            0             19,770
     Consumer                      19,076       19,191        19,366       20,997         639            0             21,636

Federal Funds Sold                 10,500       10,500        10,500       10,500           0            0             10,500
Other Assets                            0            0             0            0           0       24,733             24,733
                              ------------ ------------ ------------- ------------ ----------- ------------    ---------------

TOTAL ASSETS                      $60,697     $ 66,285      $ 75,555     $146,430    $213,087     $237,820           $237,820
                                  =======     ========      ========     ========    ========     ========           ========

Transaction /
Demand Accounts                   $43,033      $43,033       $43,033      $43,033       $   0        $   0            $43,033
Money Market                       19,419       19,419        19,419       19,419           0            0             19,419
Savings                            27,748       27,748        27,748       27,748           0            0             27,748
CD's  < $100,000                   10,219       15,787        18,395       18,950           0            0             18,950
CD's  > $100,000                   16,017       20,621        21,580       21,580           0            0             21,580
Other Liabilities                       0            0             0            0           0       80,224             80,224
Equity                                  0            0             0            0           0       26,866             26,866
                              ------------ ------------ ------------- ------------ ----------- ------------     --------------

TOTAL LIABILITIES AND EQUITY
                                 $116,436     $126,608      $130,175     $130,730    $130,730     $237,820           $237,820
                                 ========     ========      ========     ========    ========     ========           ========

Dollar Gap                       (55,739)     (60,323)      (54,620)       15,700      82,357
Gap / Total Assets                -23.44%      -25.37%       -22.97%        6.60%      34.63%
Target Gap Range                 +/-35.0%    +/- 30.0%     +/- 25.0%     +/-25.0%      -
RSA / RSL                          52.13%       52.35%        58.04%      112.01%     163.00%
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

The following table discloses the Company's financial instruments that are sensitive to change in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 2001. Market risk sensitive instruments are generally defined as on- and off- balance sheet financial instruments.


                                             Expected Maturity/Principal Repayment
                                                       December 31, 2001
                                                    (Dollars in thousands)
                  Avg.                                                            There-                 Fair
                  Int. Rate    2002        2003      2004      2005      2006     After       Total     Value
                  ---------    ----        ----      ----      -----     -----    ------      -----     -----
Interest Rate
Sensitive
Assets :
Loans..........       8.13%    49,468     6,598      8,589    10,982    10,097   65,650    151,384   154,334
Tax Exempt
Securities...         6.52%     7,455        --        --         --        --       --      7,455     7,455
Investment
Securities...         5.61%     8,132     7,048      6,176     4,574    16,811    1,007     43,748    43,856
Fed Funds
Sold............      4.09%    10,500        --        --         --        --       --     10,500    10,500

Interest Rate
Sensitive
Liabilities :
Demand
Deposits.......       1.22%    43,033        --        --         --        --       --     43,033    43,033
Savings
Deposits.......       0.96%    27,748        --        --         --        --       --     27,748    27,748
Money Market
Deposits.......
                      1.33%    19,419        --        --         --        --       --     19,419    19,419
Time Deposits.......
                      4.19%    39,975       555        --         --        --       --     40,530    42,647
Short Term
Borrowings...         4.26%        --        --        --         --        --       --         --        --

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

The following table summarizes the risk-based and leverage capital ratios for the Company at December 31, 2001, as well as the required minimum regulatory capital ratios :


                                                         Minimum
                                    December 31,       Regulatory
                                        2001          Requirements
                                ----------------    -----------------
Risk-Based Capital :
         Tier I Capital Ratio          16.27%               4.0%
         Total Capital Ratio           17.25%               8.0%
Leverage Ratio                         11.43%               3.0%


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


RECENTLY ISSUED ACCOUNTING STANDARDS AND OTHER OPERATIONAL ISSUES

SFAS No. 141 and SFAS No.142
On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies the criteria acquired intangible assets must meet to be recognized and reported apart from goodwill. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company adopted the provisions of Statement No. 141 upon issuance. The initial adoption of Statement No. 141 had no impact on the Company's consolidated financial statements. The Company adopted Statement No. 142 effective January 1, 2002. The Company currently has no recorded goodwill or intangible assets and does not anticipate that the initial adoption of Statement No. 142 will have a significant impact on the Company's consolidated financial statements.

SFAS No. 140
In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of FASB Statement 125)." SFAS No. 140 superseded and replaced the guidance in SFAS No. 125 and, accordingly, provided guidance on the following topics: securitization transactions involving financial assets, sales of financial assets such as receivables, loans, and securities; factoring transactions and wash sales; servicing assets and liabilities, collateralized borrowing arrangements, securities lending transactions; repurchase transactions; loan participations; and extinguishment of liabilities. The initial adoption of SFAS No. 140 did not have a material impact on the Company's financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See disclosures on market risk in Management's Discussion and Analysis on pages 32 and 33.


ITEM 8.     FINANCIAL STATEMENTS

The Consolidated Statements of Financial Condition of the Company as of December 31, 2001 and 2000, and the related Consolidated Statements of Income, Stockholders' Equity, and Cash Flows for each of the years in the three year period ended December 31, 2001 are included herein as indicated on the "Index to Consolidated Financial Statements" on page 38.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information concerning the directors and executive officers is included in the definitive Proxy Statement for the Company's 2002 Annual Meeting under the caption "Election of Directors" and information concerning compliance with
Section 16(a) of the Exchange Act is included under the caption "Compliance with
Section 16(a) of the Securities Exchange Act of 1934", each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2002.

Set forth below is the name of and certain biographical information regarding the additional principal officer of the Company who does not also serve as a director. The term of office for such officer is one year.

Thomas W. Thomasma, 49, has been Senior Vice President and Senior Lending Officer of the Bank since 1994. He previously served in Senior Lending capacities at Independence Bank and at First Fidelity Bank for more than five years.


ITEM 11.     EXECUTIVE COMPENSATION

Information concerning executive compensation is included in the definitive Proxy Statement for the Company's 2002 Annual Meeting under the caption "Executive Compensation" and is hereby incorporated by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2002.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Company's 2002 Annual Meeting under the caption "Security Ownership of Certain Beneficial Owners and Management" which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2002.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 2002 Annual Meeting under the caption "Certain Transactions with Management" which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2002.

ITEM 14.     EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)     Exhibits.
===============================================================================
Exhibit
Number   Description of Exhibits
-------------------------------------------------------------------------------
3(i)              Certificate of Incorporation of the Company (1)
--------------------------------------------------------------------------------
3(ii)             Bylaws of the Company (1)
--------------------------------------------------------------------------------
4(i)              Form of Non-Transferable Warrant Certificate (1)
--------------------------------------------------------------------------------
4(ii)             Form of Stock Certificate (2)
--------------------------------------------------------------------------------
10(i)             Bridge View Bank 1994 Stock Option Plan (1)
--------------------------------------------------------------------------------
10(ii)            Bridge View Bank 1994 Stock Option Plan for Non-Employee
                  Directors (1)
-------------------------------------------------------------------------------
10(i)             Bridge View Bancorp 2001 Employee Stock Option Plan
-------------------------------------------------------------------------------
10(ii)            Bridge View Bancorp 2001 Stock Option Plan for Non-Employee
                  Directors
-------------------------------------------------------------------------------
21                Subsidiaries of the Registrant
-------------------------------------------------------------------------------
23                Consent of Independent Auditors
-------------------------------------------------------------------------------
27                Financial Data Schedule
================================================================================

(1) Incorporated by reference from Exhibits 2(a) to 6(b) from the Company's Registration Statement on Form 10-SB, Registration No. 1-12165.

(2)  Incorporated   by  reference   from  Exhibit   4(ii)  from  the   Company's
     Registration Statement on Form SB-2, Registration No. 333-20697.

         (b)     Reports on Form 8-K

                  Press Release dated January 7, 2002

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                         Page
                                                                         -------

   Independent Auditors' Report..............................................39

   Consolidated Statements of Financial Condition
            as of December 31, 2001 and 2000.................................40

   Consolidated Statements of Income for the years
            ended December 31, 2001, 2000, and 1999..........................41

   Consolidated Statements of Stockholders' Equity
            for the years ended December 31, 2001,
            2000, and 1999...................................................42

   Consolidated Statements of Cash Flows for the years
            ended December 31, 2001, 2000, and 1999..........................43

   Notes to Consolidated Financial Statements................................44

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

                          Independent Auditors' Report


The Board of Directors and Stockholders of
Bridge View Bancorp:


We have audited the accompanying consolidated statements of financial condition of Bridge View Bancorp and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridge View Bancorp and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


                                                               /s/   KPMG  LLP


Short Hills, New Jersey
January 31, 2002 except as to
Notes 12 and 19, which are as
of March 5, 2002


                      BRIDGE VIEW BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                           December 31, 2001 and 2000
                             (Dollars in Thousands)
                  Assets                                            2001                  2000
                                                                    ----                  ----
Cash and cash equivalents:
   Cash and due from banks (note 3)                               $ 13,771            $ 21,061
   Federal funds sold                                               10,500              20,500
                                                                    ------              ------
               Total cash and cash equivalents                      24,271              41,561
                                                                    ------              ------

Securities available for sale (note 4)                              38,728              20,928
Investment securities, estimated market value of
   $13,353 in 2001 and $34,796 in 2000 (note 4)                     13,245              34,741
Loans (note 5):
   Commercial                                                      109,978              90,496
   Mortgage                                                         19,770              22,320
   Consumer and other                                               21,636              20,439
                                                                    ------              ------
               Total loans                                         151,384             133,255
   Deferred loan fees                                                (471)               (397)
   Allowance for loan losses                                       (1,605)             (1,473)
                                                                   -------             -------
               Net loans                                           149,308             131,385
                                                                   -------             -------
Premises and equipment, net (note 6)                                 9,523               3,768
Accrued interest receivable                                          1,412               1,797
Other assets (note 8)                                                1,333                 747
                                                                     -----                 ---
               Total assets                                       $237,820            $234,927
                                                                  ========            ========
          Liabilities and Stockholders' Equity
Deposits (note 7):
   Noninterest-bearing demand deposits                              78,894              79,798
   Interest bearing deposits:
        Savings and time deposits                                  109,150              96,342
        Certificates of deposit of $100,000 or more                 21,580              32,225
                                                                    ------              ------
               Total deposits                                      209,624             208,365
Accounts payable and accrued liabilities                             1,330               1,299
Short term borrowings                                                    0               2,000
               Total liabilities                                   210,954             211,664
                                                                   -------             -------

Commitments and contingencies (notes 9 and 15)

Stockholders' equity (notes 12 and 14):
   Capital stock , no par value.  Authorized
      10,000,000 shares; issued and outstanding
      3,548,763 shares in 2001 and 3,535,597 shares
      in 2000                                                       25,277              21,266
   Retained earnings                                                 1,428               2,079
   Other comprehensive income(loss), net of taxes                      161                (82)
                                                                       ---                ----

               Total stockholders' equity                           26,866              23,263
                                                                    ------              ------

               Total liabilities and stockholders' equity         $237,820            $234,927
                                                                  ========            ========

          See accompanying notes to consolidated financial statements.



                      BRIDGE VIEW BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                  Years ended December 31, 2001, 2000 and 1999
                   (Dollars in thousands, except per share data)
                                                                        2001           2000         1999
                                                                        ----           ----         ----
Interest income:
   Loans                                                              $ 11,115       $ 11,036         $9,009
   Municipals - nontaxable                                                 321            409            397
   Investment securities                                                 2,433          3,221          2,349
   Federal funds sold and FHLBNY income                                    960            566            803
                                                                 -------------     ----------     ----------
               Total interest income                                    14,829         15,232         12,558
                                                                 -------------     ----------     ----------
Interest expense:
   Savings and time deposits                                             1,944          2,574          1,947
   Certificates of deposit of $100,000 or more                           1,173          1,688          1,234
   Short term borrowings                                                    74             28              1
                                                                 -------------     ----------     ----------
               Total interest expense                                    3,191          4,290          3,182
                                                                 -------------     ----------     ----------

               Net interest income                                      11,638         10,942          9,376

Provision for loan losses (note 5)                                         165            190            195
                                                                 -------------     ----------     ----------

               Net interest income after provision for loan
               losses                                                   11,473         10,752          9,181

Other income - principally fees and service charges                      1,907          1,501          1,409
                                                                 -------------     ----------     ----------

Other expenses:
   Salaries and employee benefits (note 13)                              3,255          2,945          2,625
   Occupancy and equipment expense (note 9)                              1,284          1,230          1,167
   Professional fees                                                       202            228            271
   Director and stockholder expense (note 13)                              292            244            270
   Advertising and business promotion                                       37             18             89
   Stationary and supplies                                                 154            231            240
   Data processing                                                         469            436            365
   FDIC expense                                                             46             42             18
   Other operating expenses                                                560            576            617
                                                                 -------------     ----------     ----------
               Total other expenses                                      6,299          5,950          5,662
                                                                 -------------     ----------     ----------
               Income before income taxes                                7,081          6,303          4,928

Income tax expense (note 8)                                              2,512          2,201          1,792
                                                                 -------------     ----------     ----------

               Net Income                                               $4,569         $4,102         $3,136
                                                                        ======         ======         ======
Earnings per share: (note 11)
   Basic                                                                 $1.29          $1.16          $0.89
                                                                         =====          =====          =====
   Diluted                                                               $1.25          $1.13          $0.86
                                                                         =====          =====          =====

All share data has been restated to reflect all stock dividends and stock splits through the 2002 stock dividend.

          See accompanying notes to consolidated financial statements.



                      BRIDGE VIEW BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 2001, 2000 and 1999
                             (Dollars in Thousands)
                                                                                               Accumulated
                                                                                                  Other
                                                                                              Comprehensive
                                                                  Capital      Retained       (Loss)income,
                                                                   Stock       Earnings         net of tax         Total

Balance at December 31, 1998                                   $16,379             841              17            17,237

Net income                                                           -           3,136               -             3,136
Other comprehensive income(loss): Unrealized
   holding losses on securities available for
   sale (net of taxes $(337))                                        -               -            (502)             (502)
      Total comprehensive income                                     -               -               -             2,634
5% stock dividend                                                2,648          (2,648)              -                 -
Common stock issued upon exercise of stock options
                                                                     8               -               -                 8
Cash dividends paid                                                  -            (550)              -              (550)
                                                            ----------       ---------             ---        ----------

Balance at December 31, 1999                                    19,035             779            (485)           19,329

Net income                                                           -           4,102               -             4,102
Other comprehensive income(loss): Unrealized
   holding gains on securities available for
   sale (net of taxes $(227))                                        -               -             403               403
                                                                                                              ----------
      Total comprehensive income                                     -               -               -             4,505
5% stock dividend                                                2,226          (2,226)              -                 -
Common stock issued upon exercise of stock options
                                                                     5               -               -                 5
Cash dividends paid                                                  -            (576)              -              (576)
                                                            ----------       ---------             ---        ----------

Balance at December 31, 2000                                    21,266           2,079             (82)           23,263

Net income                                                           -           4,569               -             4,569
Other comprehensive income(loss): Unrealized
   Holding gains on securities available for
   sale (net of taxes $(158))                                        -               -             243               243
                                                                                                              ----------
      Total comprehensive income                                     -               -               -             4,812
10% stock dividend                                               3,959          (3,959)              -                 -
Common stock issued upon exercise of stock options                  52               -               -                52
Cash dividends paid                                                  -          (1,261)              -            (1,261)
                                                            ----------       ---------             ---        ----------

Balance at December 31, 2001                                   $25,277           1,428             161            26,866
                                                            ==========       =========         =======        ==========

          See accompanying notes to consolidated financial statements.


                      BRIDGE VIEW BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2001, 2000 and 1999
                             (Dollars in Thousands)
                                                                                2001    2000          1999
                                                                                ----    ----          ----
Cash flows from operating activities:
   Net income                                                                $ 4,569     $ 4,102     $ 3,136
   Adjustments to reconcile net income to net cash provided by
      Operating activities:
          Provision for loan losses                                              165         190         195
          Depreciation and amortization                                          319         403         324
          Deferred tax expense(benefit)                                          185         (67)        191
          Net amortization and accretion of premiums and discounts on
             investment securities                                                25          18          52
          Gains from sale of loans held for sale                                 (40)        (23)        (44)
          Changes in operation assets and liabilities:
             Decrease(Increase) in accrued interest receivable                   385        (224)       (421)
             (Increase)decrease in other assets                                 (586)       (185)         78
             Increase(decrease) in accounts payable and accrued                   31         561         (93)
                                                                          ----------  ----------  ----------
liabilities

                    Net cash provided by operating activities                  5,053       4,775       3,418
                                                                          ----------  ----------  ----------

Cash flows from investing activities:
   Purchases of investment securities                                         (7,089)    (17,445)    (39,825)
   Maturities of investment securities                                        28,585      29,714      21,245
   Maturities/calls of securities available for sale                          38,085       3,000       6,000
   Purchases of securities available for sale                                (55,977)     (1,600)    (22,085)
   Net increase in loans                                                     (17,923)    (14,424)    (20,006)
   Purchase of FHLBNY stock                                                        -           -          36
   Purchases of premises and equipment, net                                   (6,074)       (318)     (1,610)
                                                                          ----------  ----------  ----------
                    Net cash used in investing activities                    (20,393)     (1,073)    (56,245)
                                                                          ----------  ----------  ----------

Cash flows from financing activities:
   Net increase in deposits                                                    1,259      25,160      30,505
   Proceeds from FHLB Advance                                                      -       2,000           -
   Repayment of FHLB Advance                                                  (2,000)          -           -
   Issuance of common stock and options exercised                                 52           5           8
   Dividends paid                                                             (1,261)       (576)       (550)
                                                                          ----------  ----------  ----------
                    Net cash provided by financing activities                 (1,950)     26,589      29,963
                                                                          ----------  ----------  ----------
                    (Decrease)increase in cash and cash equivalents          (17,290)     30,291     (22,864)

Cash and cash equivalents at beginning of year                                41,561      11,270      34,134
                                                                          ----------  ----------  ----------

Cash and cash equivalents at end of year                                     $24,271     $41,561     $11,270
                                                                             =======     =======     =======

Supplemental information:
   Cash paid during the year for:
      Interest                                                                $3,394      $4,291      $3,060
                                                                              ======      ======      ======
      Income taxes                                                            $2,861      $1,968      $1,781
                                                                              ======      ======      ======

          See accompanying notes to consolidated financial statements.


                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


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

       Basis of Financial Statement Presentation
       The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the year. Actual results could differ significantly from those estimates. Certain prior period amounts have been reclassified to conform to the financial statement presentation of 2001. The reclassifications have no effect on stockholders' equity or net income as previously reported.

       Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management generally obtains independent appraisals for significant properties.

       Securities Available for Sale
       Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Bank has the ability at the time of purchase to hold securities until maturity, they are classified as investment securities. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as securities available for sale. Gains or losses on sales of securities available for sale are based upon the specific identification method. Securities available for sale are reported at fair value with changes in the carrying value included in accumulated other comprehensive income(loss) which is a separate component of stockholders' equity.

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

       Other Real Estate Owned  (OREO)
       OREO is carried at the lower of cost or fair value, less estimated cost to sell. When a property is acquired, the excess of the carrying amount over fair value, if any, is charged to the allowance for loan losses. An allowance for OREO is established, through charges to OREO expense, to maintain properties at the lower of cost or fair value less estimated cost to sell. At December 31, 2001, the Company did not have any other real estate owned.

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


 (3)   Cash on Hand and Due from Banks

       Included in cash on hand and due from banks at December 31, 2001 and 2000 was $0.1 million and $0.1 million, respectively, representing reserves required to be maintained at the Federal Reserve Bank of New York.


 (4)   Securities Available for Sale and Investment Securities

       A comparative summary of securities available for sale at December 31, 2001 and 2000 is as follows (in thousands):


                                                                                 Gross           Gross
                                                                Amortized      Unrealized     Unrealized      Market
                                                                   Cost           Gains         Losses        Value
            2001
            ----
            U.S. Government and
                Agency obligations                               $ 34,702          385             (7)       $35,080
            Municipal and state obligations                         2,878            0              0          2,878
            FHLBNY stock                                              430            0              0            430
            Other equity securities                                   469            0           (129)           340
                                                              -----------      ---------      --------     ---------
                 Total available for sale                        $ 38,479          385           (136)       $38,728
                                                              ===========      =========      ========     =========
            2000
            U.S. Government and
                Agency obligations                               $ 20,076           25            (25)        $20,076
            FHLBNY stock                                              512            0              0             512
            Other equity securities                                   469            0           (129)            340
                                                              -----------      --------       --------     ----------
                 Total available for sale                        $ 21,057           25           (154)        $20,928
                                                                 ========      ========       ========     ==========

       A comparative summary of held to maturity investment securities at December 31, 2001 and 2000 is as follows (in thousands):

                                                                                 Gross           Gross
                                                                Amortized      Unrealized     Unrealized      Market
                                                                   Cost           Gains         Losses        Value
            2001
            ----
            U.S. Government and
                Agency obligations                                 $8,573          109               0        $8,682
            Municipal and state obligations                         4,672            0              (1)        4,671
                                                              -----------      -------         ---------    --------
                 Total held to maturity                           $13,245          109              (1)      $13,353
                                                              ===========      =======         =========    ========
            2000
            U.S. Government and
                Agency obligations                               $ 24,586           77             (27)      $24,636
            Municipal and state obligations                        10,155            5               0        10,160
                                                              -----------      -------        ---------     --------
                 Total held to maturity                           $34,741           82             (27)      $34,796
                                                              ===========      =======        =========     ========



Debt investment securities held at December 31, 2001 mature as follows (in thousands):


                                                       Securities                          Securities
                                                     Held to Maturity                  Available for Sale
                                            --------------------------------      -------------------------------
                                              Amortized           Market            Amortized          Market
                                                 cost             Value                cost            Value

                Within one year                $12,709            $12,807            $  2,878          $  2,878
                One to five years                  536                546              33,703            34,073
                Over five years                     -                   -                 999             1,007
                                            -------------      -------------      -------------     -------------
                                               $13,245            $13,353            $37,580           $37,958
                                            =============      =============      =============     =============


       For the years ended December 31, 2001, 2000, and 1999, respectively, there were no sales of securities.

       Securities with an amortized cost of $2.1 million and $2.0 million, respectively, were pledged to secure public funds on deposit at December 31, 2001 and 2000.

       The Bank is a member of the Federal Home Loan Bank of New York (FHLBNY). As a result, the Bank is required to hold shares of capital stock of FHLBNY, which are carried at cost, based upon a specified formula. The Bank has a $15,000,000 line of credit with the FHLBNY which is renewable each year. The interest rate is variable and generally at 25 basis points above the federal funds rate. At December 31, 2001, no amount was outstanding under this line of credit.

(5)      Loans and Allowance for Loan Losses

       The activity in the allowance for loan losses is as follows (in thousands):
                                             2001           2000          1999
                                             ----           ----          ----

      Balance at beginning of year        $ 1,473        $ 1,310       $ 1,127
      Provision charged to expense            165            190           195
      Loans charged off                       (55)           (29)          (13)
      Recoveries                               22              2             1
                                           ------        -------      --------

      Balance at end of year               $1,605         $1,473        $1,310
                                           ======        =======      ========

       There were no impaired loans at December 31, 2001 and 2000. As of December 31, 2001, the Company had no non-accrual loans compared to one non-accrual loan for $25,000 at December 31, 2000 and 1999, respectively.

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

 (6)   Premises and Equipment, net

       At December 31, premises and equipment consists of the following (in thousands):




                                             2001                 2000
                                             ----                 ----

     Land                                 $ 4,330              $ 1,400
     Building                               4,867                1,697
     Furniture and equipment                1,631                1,648
     Leasehold improvements                   907                  916
                                        ---------           ----------
                                           11,735                5,661
     Less accumulated depreciation and
     amortization                           2,212                1,893
                                        ---------           ----------
     Total premises and equipment, net    $ 9,523              $ 3,768
                                        =========           ==========


During December, 2001, the Bank successfully bid to purchase three bank branches and to assume the lease of another branch formerly operated by Fleet/Summit Bank which have been closed as a result of that merger. In connection with its bid, the Bank will not assume any deposits of these four branches nor acquire any loans or other assets. In January, 2002, the Bank received regulatory approval to open and operate these branches. The four new branches are located at 35 North Washington Avenue, Bergenfield, New Jersey, 819 Teaneck Road, Teaneck, New Jersey, 245 Main Street, Ridgefield Park, New Jersey, and 85 Jefferson Avenue, Westwood, New Jersey; all in Bergen County, New Jersey. They are expected to open in early second quarter, 2002.

 (7)   Deposits

       At December 31, a summary of the maturity of certificates of deposit is as follows(in thousands):

                                                            2001         2000
                                                            ----         ----
           Certificates of deposit maturing:
               One year or less                      $    39,975    $  59,057
               One to three years                            555        1,867
               Over three years                                0          174
                                                     -----------    ---------

                   Total certificates of deposit     $    40,530    $  61,098
                                                     ===========    =========


 (8)   Income Taxes

       Income tax expense from operations for the years ended December 31 is as follows (in thousands):

                              2001           2000          1999
                              ----           ----          ----
          Federal:
               Current     $ 1,901        $ 2,052       $ 1,310
               Deferred        225           (57)           164
                           -------        -------       -------

                             2,126          1,995         1,474
                           -------        -------       -------
          State:
               Current         426            216           291
               Deferred        (40)           (10)           27
                           -------        -------       -------

                               386            206           318
                           -------        -------       -------

                            $2,512         $2,201        $1,792
                             =====          =====         =====

Total income tax expense for the years ended December 31 is allocated as follows (in thousands):


                                                                           2001           2000          1999
                                                                           ----           ----          ----

       Income tax expense from operations                                $2,512         $2,201        $1,792
       Stockholders' equity  - unrealized loss(gain) on
          securities available for sale                                     158            227         (337)
                                                                        -------        -------      --------

                                                                         $2,670         $2,428        $1,455
                                                                          =====          =====         =====

       Income tax expense from operations differed from the amounts computed by applying the U.S. federal income tax rate (34% in 2001, 2000 and 1999) to income taxes as a result of the following (in thousands):

                                                                           2001           2000          1999
                                                                           ----           ----          ----

       Computed "expected" tax expense                                  $ 2,408        $ 2,143       $ 1,676
       Increase(decrease) in taxes resulting from:
          State taxes, net of federal income tax benefit                    255            136           245
          Tax-exempt income                                               (109)          (139)         (135)
          Other                                                            (42)             61             6
                                                                      ---------      ---------     ---------

                                                                      $   2,512        $ 2,201       $ 1,792
                                                                      ---------      =========     =========


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2001 and 2000 are as follows (in thousands):


                                                                                               2001     2000

           Deferred tax assets:
               Bank premises, furniture and equipment,
                  principally due to differences in depreciation                             $  154       84
               Deferred compensation                                                             87        0
               Loans, principally due to allowance for loan
                  losses and deferred fee income                                                621      527
               Unrealized loss on securities available
                  for sale                                                                        0      376
               Other                                                                              8       14
                                                                                               ----     ----

                             Total gross deferred tax assets                                    870    1,001
                                                                                            -------   ------


           Deferred tax liabilities:
               Deferred fee income                                                               15       25
               Unrealized gains on securities available
                  for sale                                                                       62        0
               Investment securities, principally due to
                  accretion of discounts                                                         17       14
                                                                                               -----    ----

                             Total gross deferred tax liabilities                                94       39
                                                                                               ----     ----

                             Net deferred tax asset                                         $   776    $ 962
                                                                                                ===      ===

       At December 31, 2001, management believes that no valuation allowance for the deferred tax asset is necessary due to sufficient taxes paid in the statutory carryback period.

 (9)   Leases

       The Company leases banking facilities under operating leases which expire at various dates through 2012, containing certain renewal options. Rental expense amounted to $562,000, $521,000 and $542,000 for the years ended December 31, 2001, 2000, and 1999, respectively. In late December, 2001, the Bank successfully bid to assume the lease of a Fleet/Summit branch located in Westwood, NJ. During 1999, the Bank exercised its option to purchase the main office's land in Englewood Cliffs from a partnership which includes one of the directors of the Company. The purchase price represented the fair value of the land.

       The following is a schedule of future minimum lease payments (exclusive of payments for maintenance, insurance, taxes and additional rental payments based on increases in certain indexes) for operating leases with initial or remaining terms in excess of one year from December 31, 2001 (in thousands):


                             Year ending December 31:
                                2002                                 $   612
                                2003                                     493
                                2004                                     340
                                2005                                     276
                                2006                                     239
                                Thereafter                             2,679
                                                                       ======


(10)   Related-party Transactions

       Certain directors of the Bank are associated with professional firms that rendered various professional services for the Bank. The Bank paid the firms, excluding rental payments, approximately $199,000, $133,000 and $111,000 during the years ended December 31, 2001, 2000 and 1999, respectively. It is the Bank's policy not to originate loans to directors, executive officers or their affiliates.

(11)   Earnings Per Share Reconciliation

       The Company's calculation of earnings per share is as follows:

                                                                       Year Ended December 31,
                                                              2001              2000             1999
                                                              ----              ----             ----
                                                              (in thousands, except per share data)
       Basic earnings per share :

            Net Income                                        $4,569            $4,102           $3,136
                                                               =====             =====            =====

       Average number of shares outstanding                    3,549             3,534            3,534
                                                               =====             =====            =====

       Basic earnings per share                               $ 1.29            $ 1.16           $ 0.89
                                                                ====              ====             ====


       Diluted earnings per share :

            Net Income                                        $4,569            $4,102           $3,136
                                                               =====             =====            =====

       Average number of shares of common
       stock and equivalents outstanding :
            Average common shares outstanding                  3,549             3,534            3,534

            Additional shares considered in
            diluted computation assuming :
               Exercise of options and warrants                  100                96              102
                                                               -----            ------            -----

       Average number of shares outstanding
       on a diluted basis                                      3,649             3,630            3,636
                                                               =====             =====            =====

       Diluted earnings per share                             $ 1.25            $ 1.13           $ 0.86
                                                                ====              ====             ====

(12)     Stockholders' Equity and Dividend Restrictions

       The Bank declared a two for one stock split effective December 1, 1997 and December 6, 1996 as well as a 10% stock dividends effective March 5, 2002 and March 1, 2001 as well as 5% stock dividends effective March 30, 2000, April 1, 1999, April 3, 1998, April 1, 1997, April 1, 1996, April
       1, 1995, and February 28, 1994.

       The Company's ability to pay cash dividends is based on its ability to receive cash from its bank subsidiary. New Jersey law provides that no dividend may be paid unless, after the payment of such dividend, the capital of the Bank will not be impaired and either the Bank will have statutory surplus of not less than 50% of its capital stock or the payment of such dividend will not reduce the statutory surplus of the Bank. At December 31, 2001, this restriction did not result in any effective limitations on the manner in which the Bank is currently operating.


(13)   Benefit Plans

       During 1994, the Company's stockholders approved the 1994 Stock Option Plan for Non Employee Directors (Directors' Plan) and the 1994 Employee Stock Option Plan (Employees' Plan). The Directors' Plan provided for options to purchase up to 153,489 shares of the Company's common stock to be issued to directors who are not employees of the Company. The Employees' Plan provided for options to purchase up to 153,489 shares of the Company's common stock to be issued to employees of the Company. Previously issued options to an employee of the Company were terminated upon adoption of these plans. The option price per share approximates the market value of the Company's stock on the date of grant. At December 31, 2001, 153,489 granted options to purchase shares remain outstanding under the Directors' Plan and 92,983 granted options are outstanding under the Employees' Plan.

       During 1998, the Company's stockholders approved the adoption of an additional stock option plan for non-employee directors of the Company (the 1998 Stock Option Plan). The 1998 Stock Option Plan authorized the granting of 200,103 options to purchase shares of the Company's common stock to individuals who were then directors of Bridge View Bancorp. During 1998, 186,764 options were granted to non-employee directors. At December 31, 2001, 13,339 of these options remain available for future distribution.

       During 2001, the Company's stockholders approved the 2001 Stock Option Plan for Non-Employee Directors ("2001 Directors Plan") and the 2001 Employee Stock Option Plan ("2001 Employee Plan"). The 2001 Directors Plan provided for options to purchase up to 141,930 shares of the Company's common stock to be issued to directors who are not employees of the Company. The 2001 Employee Plan provided for options to purchase up to 141,930 shares of the Company's common stock to be issued to employees of the Company. The option price per share approximates the market value of the Company's stock on the date of the grant. At December 31, 2001, 140,641 granted options to purchase shares remain outstanding under the 2001 Directors Plan and 35,492 granted options are outstanding under the 2001 Employee Plan.

       A summary of the stock option plans for the years ended December 31, 2001, 2000, and 1999 is as follows:

                                                     Number
                                                       Of                  Option Price
                                                     Shares                  Per Share

Outstanding at December 31, 1998                     434,310               3.16 - 20.06

Granted                                                    -                          -
Forfeited                                              1,843               3.91 - 20.06
Exercised                                             (1,724)                      3.91
                                                      -------

Outstanding at December 31, 1999                     434,429               3.16 - 20.06

Granted                                                3,025                      12.19
Forfeited                                                  -                          -
Exercised                                             (1,335)                      3.91
                                                      -------

Outstanding at December 31, 2000                     436,119               3.16 - 20.06

Granted                                              179,157              11.57 - 13.64
Forfeited                                                  -                          -
Exercised                                                  -                          -

Outstanding at December 31, 2001                     615,276               3.16 - 20.06


       At December 31, 2001, 2000, and 1999, the number of options exercisable was 615,276, 436,119, and 434,429, respectively, and the weighted-average price of those options was $12.47, $11.76, and $11.73, respectively.

       At December 31, 2001 and 2000, there were 133,452 and 28,750 additional shares available for grant under the Plans. During 2001, 179,157 options were granted. During 2000, 3,025 options were granted. No options were granted during 1999. The per share weighted-average fair values of stock options granted during 2001 and 2000 were $13.43 and $11.57, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 2001 and 2000, respectively : expected dividend yields of 6.00% and 3.00%, risk-free interest rates of 3.25% and 5.0%, and expected lives of five years.

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


                                 2001              2000              1999
                                 ----              ----              ----

Net income:
     As reported              $ 4,569           $ 4,102           $ 3,136
     Pro forma                  4,091             3,857             2,891
                                =====             =====             =====

Basic earnings per share:
     As reported               $ 1.29            $ 1.16            $ 0.89
     Pro forma                   1.15              1.09              0.82
                                 ====              ====              ====

Diluted earnings per share:
     As reported               $ 1.25            $ 1.13            $ 0.86
     Pro forma                   1.12              1.06              0.80
                                 ====              ====              ====



       The Company currently offers a 401(k) profit sharing plan (the Plan) covering all full-time employees, wherein employees can invest up to 15% of their pretax earnings. The Company matches a percentage of employee contributions at the Board's discretion. The Company made matching contributions of $46,000, $38,000, and $26,000 in the years ended December 31, 2001, 2000, and 1999, respectively.

       During 1998, the Company provided its directors with a Director Retirement Plan. The Plan provides for a retirement benefit payable over a 5 year period or a death benefit to be provided to the director's beneficiaries. During 2001, 2000, and 1999, the amount charged to expense related to the Retirement Plan was $135,000, $118,000, and $140,000, respectively.

(14)   Regulatory Capital Requirements

       Federal Deposit Insurance Corporation (FDIC) regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2001, the Bank was required to maintain (i) a minimum leverage ratio of Tier I capital to total adjusted assets of 4.0%, and (ii) minimum ratios of Tier I and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

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

       Management believes that, as of December 31, 2001, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

       The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 2001 and 2000, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution:


                                                                                  FDIC requirements
                                                                         Minimum capital        For classification
                                              Bank actual                   adequacy             as well capitalized
                                          -----------------                 ---------           -------------------
                                            Amount  Ratio               Amount    Ratio            Amount      Ratio

December 31, 2001:
    Leverage (Tier I)
      Capital                              $26,621  11.43%              $9,313   4.00%              $11,642    5.00%
    Risk-based capital:
       Tier I                               26,621  16.27                6,531    4.00                9,829    6.00
       Total                                28,226  17.25               13,106    8.00               16,382   10.00

December 31, 2000:
    Leverage (Tier I)
      Capital                              $23,263  10.91%              $8,526    4.00%             $10,658    5.00%
    Risk-based capital:
       Tier I                               23,263  16.28                5,717    4.00                8,575    6.00
       Total                                24,735  17.31               11,433    8.00               14,292   10.00

                                       58

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

       The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet loans. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Outstanding available loan commitments, primarily variable rate home equity loans, at December 31, 2001 and 2000 totaled $35.6 million and $24.7 million, respectively. Additionally, unused credit card commitments totaled $1,021,000 at December 31, 2001.

       Most of the Company's lending activity is with customers located in Bergen County, New Jersey. At December 31, 2001 and 2000, respectively, the Company had outstanding letters of credit to customers totaling $1,376,000 and $1,405,000 whereby the Company guarantees performance to a third party. These letters of credit generally have fixed expiration dates of one year or less.


(16)   Financial Information of Parent Company

       The following information on the parent only financial statements as of December 31, 2001 and 2000 and for the years then ended should be read in conjunction with the notes to the consolidated financial statements.

                                                       Statement of Financial Condition
                                                               (in thousands)

                                                                                   December 31,
                                                                               2001            2000
                                                                               ----            ----
                                                                                  (in thousands)
              Assets:
                   Cash and due from subsidiary                             $  919           $  867
                   Equity securities                                           340              340
                   Investment in subsidiary                                 25,576           22,021
                   Other assets                                                 52               56
                                                                                --               --

                             Total assets                                 $ 26,887         $ 23,284
                                                                            ======           ======

              Liabilities:
                   Due to subsidiary                                        $   21           $   21
              Stockholders' equity:
                   Common stock                                             25,277           21,266
                   Other comprehensive (loss)income, net of taxes              161             (82)
                   Retained earnings                                         1,428            2,079
                                                                             -----            -----
                             Total stockholders' equity                     26,866           23,263
                                                                            ------           ------

                             Total liabilities and stockholders'
                                Equity                                  $   26,887       $   23,284
                                                                          ========         ========


                                                      Statement of Income
                                                         (in thousands)  For the years ended
                                                                             December 31,
                                                               2001             2000              1999
                                                               ----             ----               ----

Dividend income from subsidiary                              $ 1,257             $ 576           $ 550
Expenses                                                           0                 0             (7)
                                                               -----           -------             ---

Income before equity in undistributed
   earnings of subsidiary bank                                 1,257               576             543
Income after equity in undistributed
   earnings of subsidiary bank                                 3,312             3,526           2,593
                                                               -----             -----           -----

                             Net income                       $4,569            $4,102          $3,136
                                                               =====             =====           =====



                                                            Statement of Cash Flow
                                                               (in thousands)       For the years ended
                                                                                         December 31,
                                                                         2001                  2000                   1999
                                                                         ----                  ----                   ----

Cash flows from operating activities:
     Net income                                                        $ 4,569                 $ 4,102                 $ 3,136
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Equity in undistributed earnings of the
          subsidiary bank                                              (3,312)                 (3,526)                 (2,593)
         Decrease in other assets, net                                      4                       0                       6
                                                                    ---------              ----------             -----------
           Net cash provided by operating activities                    1,261                     576                     549

Cash flows from investing activities:
     Purchases of securities                                                -                       -                    (469)
                                                                    ---------              ----------             -----------
          Net cash provided by financing activities                         -                       -                    (469)

Cash flows from financing activities:
     Dividends paid                                                    (1,261)                   (576)                   (550)
     Proceeds from exercise of options                                     52                       5                       8
                                                                    ---------              ----------             -----------
          Net cash (used in)provided by financing
            Activities                                                 (1,209)                   (571)                   (542)

          Net change in cash for the period                                52                       5                    (462)

          Net cash at beginning of year                                   867                     862                   1,324
                                                                    ---------              ----------             -----------

          Net cash at end of year                                    $    919                $    867                $    862
                                                                    =========              ==========             ===========

(17)   Fair Value of Financial Instruments

       Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Bank disclose the estimated fair value of its financial instruments whether or not recognized in the consolidated balance sheet. Fair value estimates and assumptions are set forth below for the Bank's financial instruments at December 31, 2001 and 2000 (in thousands):


                                                                         2001                       2000
                                                              -------------------------   ------------------------
                                                                                Esti-                      Esti-
                                                                 Carry-         mated        Carry-     Mated fair
                                                               ing amount       fair       ing amount      value
                                                                               value
                                                               ----------     --------     ----------   -----------

        Financial assets:
            Cash and cash equivalents                      $     24,271        24,271        41,561       41,561
            Securities available for sale                        38,728        38,728        20,928       20,928
            Investment securities                                13,245        13,353        34,741       34,796
            Net loans                                           149,308       154,334       131,385      134,359
        Financial liabilities:
            Deposits                                            209,624       209,824       208,365      208,454
            Short term borrowings                                     -             -         2,000        2,000

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

            Commitments to Extend Credit

            The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements; at December 31, 2001 and 2000, such amounts were not material.

            Limitation

            The preceding fair value estimates were made at December 31, 2001 and 2000, based on pertinent market data and relevant information on the financial instrument. These estimates do not include any premium or discount that could result from an offer to sell at one time the Bank's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Bank's financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors. Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

            Since these fair value approximations were made solely for on- and off-balance-sheet financial instruments at December 31, 2001 and 2000, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

(18)   Quarterly Financial Data  (unaudited)

The following represents summarized unaudited quarterly financial data of the Company which, in the opinion of management, reflects adjustments (comprising only normal recurring accruals) necessary for fair presentation.

                                                           Three Months Ended
                                                 (in thousands, except per share data)

                                            December 31     September 30     June 30        March 31
                                            -----------     ------------     -------        --------
2001
Interest income                             $      3,515      $    3,711     $   3,750    $   3,853
Interest expense                                     495             694           872        1,130
                                            --------------    -----------    ---------    ---------
Net interest income                                3,020           3,017         2,878        2,723
Provision for loan losses                             65              60            30           10
Other expense, net                                   966           1,047         1,173        1,206
Provision for federal and state
     income taxes                                    730             668           587          527
                                            --------------    ----------     ---------    ---------
Net income                                  $      1,259      $    1,242     $   1,088    $     980
                                                   =====           =====         =====       ======

Net earnings per share:
     Basic                                  $       0.36      $     0.38     $    0.31    $    0.27
                                                   ======         ======          ====         ====
     Diluted                                $       0.35      $     0.37     $    0.30    $    0.27
                                                   ======         ======          ====         ====


2000
Interest income                             $      4,036      $    3,911     $   3,735    $   3,550
Interest expense                                   1,250           1,108           943          989
                                            ------------      ----------     ---------    ---------
Net interest income                                2,786           2,803         2,792        2,561
Provision for loan losses                             70              30            40           50
Other expense, net                                   924           1,187         1,186        1,152
Provision for federal and state
     income taxes                                    602             546           560          493
                                            ------------      ----------     ---------    ---------
Net income                                  $      1,190      $    1,040     $   1,006    $     866
                                                   =====           =====         =====       ======

Net earnings per share:
     Basic                                  $      0.34       $     0.30     $    0.28    $    0.25
                                                   ====             ====          ====         ====
     Diluted                                $      0.33       $     0.29     $    0.28    $    0.24
                                                   ====             ====          ====         ====

(19)     Subsequent Event  -  Stock Dividend

         On March 5, 2002, the Company declared a 10% Stock Dividend (the "2002 Stock Dividend"). The dividend is payable to all holders of record as of March 15, 2002 and will be paid on April 2, 2002. Earnings per share and all share data has been restated to reflect the effect of the 2002 stock dividend.


(20)   Recent Accounting Pronouncements

SFAS No. 140
In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of FASB Statement 125)." SFAS No. 140 superseded and replaced the guidance in SFAS No. 125 and, accordingly, provided guidance on the following topics: securitization transactions involving financial assets, sales of financial assets such as receivables, loans, and securities; factoring transactions and wash sales; servicing assets and liabilities, collateralized borrowing arrangements, securities lending transactions; repurchase transactions; loan participations; and extinguishment of liabilities. The initial adoption of SFAS No. 140 did not have a material impact on the Company's financial statements.

SFAS No. 141 and SFAS No.142

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies the criteria acquired intangible assets must meet to be recognized and reported apart from goodwill. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company adopted the provisions of Statement No. 141 upon issuance. The initial adoption of Statement No. 141 had no impact on the Company's consolidated financial statements. The Company adopted Statement No. 142 effective January 1, 2002. The Company currently has no recorded goodwill or intangible assets and does not anticipate that the initial adoption of Statement No. 142 will have a significant impact on the Company's consolidated financial statements.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       BRIDGE VIEW BANCORP
                                                       By:
                                                       -------------------------
                                                          Albert F. Buzzetti
                                                           President and CEO
       Dated : March 22, 2002

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
       =========================================


                  Name                 Title                          Date
       -------------------------------------------------------------------------

                                 President, Chief                March 22, 2002
       ------------------------  Executive Officer and
       Albert F. Buzzetti        Director

                                 Director                        March 22, 2002
       ------------------------
       Gerald A. Calabrese

                                 Director                        March 22, 2002
       ------------------------
       Glenn L. Creamer

                                 Director                        March 22, 2002
       ------------------------
       Bernard Mann

                                 Director                        March 22, 2002
       ------------------------
       Mark Metzger

                                 Director                        March 22, 2002
       ------------------------
       Jeremiah F. O'Connor

                                 Director                        March 22, 2002
       ------------------------
       Joseph C. Parisi

                                 Director                        March 22, 2002
       ------------------------
       John A. Schepisi

                                   EXHIBIT 21

                           SUBSIDIARIES OF REGISTRANT


The Registrant has one subsidiary, Bridge View Bank.

Bridge View Bank has one wholly-owned subsidiary, Bridge View Investment
Company.

Bridge View Investment Company has one wholly-owned subsidiary, Bridge View Delaware, Inc..

                                   EXHIBIT 23

                          Independent Auditors' Consent



       The Board of Directors
       Bridge View Bancorp :

         We consent to the incorporation by reference in Registration Statement No.333-19741 on Form S-8 of Bridge View Bancorp of our report dated January 31, 2002, except as to notes 12 and 19 which are as of March 5, 2002, relating to the consolidated statements of financial condition of Bridge View Bancorp and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001, which report appears in the Annual Report on Form 10-K of Bridge View Bancorp for the year ended December 31, 2001.


                                                                  /s/ KPMG LLP

       Short Hills, New Jersey
       March 22, 2002