Form 10-Q
period 2002-03-31
BRIDGE VIEW BANCORP
filed 2002-05-14
CIK 1022809

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2002

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

               3,550,809 shares of Common Stock as of May 6, 2002

                                      INDEX

                               BRIDGE VIEW BANCORP

Part I  -  Financial Information


Item 1.  Financial Statement

         Consolidated Statements of Financial Condition as of March 31, 2002(unaudited) and December 31, 2001

         Consolidated Statements of Income
         for the three months ended March 31, 2002 and 2001  (unaudited)

         Consolidated Statements of Cash Flows
         for the three months ended March 31, 2002 and 2001  (unaudited)

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



                               BRIDGE VIEW BANCORP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                            ( in thousands)

                                                                          March 31,           December 31,
                                                                            2002                  2001
                                                                     ------------------     -----------------
ASSETS                                                                     (unaudited)
Cash and cash equivalents :
     Cash and due from banks..............                                $ 19,114              $ 13,771
     Federal funds sold......................                               15,300                10,500
                                                                          --------              --------
TOTAL CASH AND CASH EQUIVALENTS                                             34,414                24,271
                                                                          --------              --------
Securities:
     Available for sale.......................                              33,390                38,728
     Held to maturity........................                                8,884                13,245
                                                                          --------              --------
TOTAL SECURITIES                                                            42,274                51,973
                                                                          --------              --------
Loans, net of allowance for losses of $1,665 and $1,605,
  and deferred loan fees of $503 and $471, respectively.....               161,124               149,308
Premises and equipment, net.............                                     9,449                 9,523
Accrued interest receivable and other assets................                 2,638                 2,745
                                                                          --------              --------
TOTAL ASSETS                                                              $249,899              $237,820
                                                                          ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing demand deposits...................              $ 72,062              $ 78,894
     Interest bearing deposits:
          Savings and time deposits.........                               128,450               109,150
          Certificates of deposit $100,000 +..                              20,854                21,580
                                                                          --------              --------
TOTAL DEPOSITS                                                             221,366               209,624
Accrued interest payable and other liabilities..............                 1,131                 1,330

TOTAL LIABILITIES                                                          222,497               210,954
Commitments and Contingencies
Stockholders' equity:
     Common stock, no par value,
     authorized 10,000,000 shares issued
     and outstanding 3,550,809 in 2002
     and 3,548,763 in 2001..................                                30,872                25,277
     (Accumulated deficit)retained earnings(note 2).....                    (3,426)                1,428
     Accumulated other comprehensive (loss)income...                           (44)                  161
                                                                          --------              --------
TOTAL STOCKHOLDERS' EQUITY                                                  27,402                26,866
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $249,899              $237,820
                                                                          ========              ========

           See notes to unaudited consolidated financial statements.



                               BRIDGE VIEW BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                            (unaudited, in thousands)

                                                                    Three months ended March 31,
                                                                     2002                           2001
                                                                     ----                           ----
Interest Income :
   Loans....................................                       $ 2,786                        $ 2,848
   Federal funds sold.....................                              31                            329
   Investment Securities
      Taxable...............................                           491                            556
      Tax - exempt.........................                             51                            120
                                                                   -------                        -------
TOTAL INTEREST INCOME                                                3,359                          3,853

Interest Expense :
   Savings deposits.......................                             142                            325
   Other time deposits....................                             135                            357
   Time deposits $100,000 +............                                127                            420
   Short term borrowings.................                                1                             28
                                                                   -------                        -------
TOTAL INTEREST EXPENSE                                                 405                          1,130

               Net Interest Income                                   2,954                          2,723

Provision for loan losses................                               60                             10

Net interest income after provision for loan losses                  2,894                          2,713

Non-interest income:
   Service charge income.................                              482                            414
                                                                   -------                        -------
TOTAL NON-INTEREST INCOME                                              482                            414

Non-interest expense :
   Salaries and employee benefits........                              945                            815
   Occupancy and equipment expense...                                  367                            331
   Other.....................................                          496                            474
                                                                   -------                        -------
TOTAL NON-INTEREST EXPENSE                                           1,808                          1,620

Income before income taxes                                           1,568                          1,507

Income tax expense                                                     533                            527
                                                                   -------                        -------

NET INCOME                                                          $1,035                          $ 980
                                                                   =======                        =======

Earnings per share :
     Basic                                                           $0.29                          $0.28
     Diluted                                                         $0.28                          $0.27

           See notes to unaudited consolidated financial statements.


                               BRIDGE VIEW BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (unaudited, in thousands)

                                                                           Three months ended March 31,
                                                                           2002                   2001
                                                                     ------------------     -----------------

Cash flows from operating activities :
     Net Income.....................................................      $ 1,035                $  980
     Adjustments to reconcile net income to net cash
     Provided by operating activities :
        Depreciation and amortization............................             107                    98
        Provision for loan losses...................................           60                    10
        Gains from sales of loans held for sale..............                   0                    11
        Decrease in accrued interest receivable
        and other assets.............................................         107                   254
        (Decrease) in accrued interest payable and
         Other liabilities.........................................          (199)                  (10)
                                                                          -------               -------
Net cash provided by operating activities                                   1,110                 1,343

Cash flows from investing activities :
     Proceeds from maturities of investment securities.......               9,368                20,388
     Purchases of investment securities.........................                0                     0
     Net (increase)decrease in loans...........................           (11,816)                  785
     Purchases of premises and equipment....................                   33                    98
                                                                          -------               -------
Net cash provided by(used in) investing activities                         (2,415)               21,271

Cash flows from financing activities :
     Net increase(decrease) in deposits.........................           11,742                (4,160)
     Proceeds from issuance of common stock.................                   29                    51
     Cash paid for dividends......................................           (323)                 (323)
                                                                          -------               -------
Net cash provided by financing activities                                  11,448                (4,432)

Net change in cash and cash equivalents                                    10,143                18,182
Cash and cash equivalents at beginning of period                           24,271                41,561
                                                                          -------               -------
Cash and cash equivalents at end of period                                $34,414               $59,743

Cash paid during the period for :
     Interest..........................................................       431                 1,183
     Income taxes..................................................           846                 1,018

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

       The consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 2001. The results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

       Basis of Financial Presentation

       The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the quarter. Actual results could differ significantly from those estimates. Certain prior period amounts have been reclassified to conform to the financial statements presentation of 2002. The reclassifications have no effect upon stockholders' equity or net income as previously reported.

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

(2)    Retained Earnings - Stock Dividend

       The Company declared a 10% Stock Dividend (the "2002 Stock Dividend") on March 5, 2002 and paid the dividend on April 2, 2002. Retained earnings decreased by the market value of shares issued in connection with the 2002 Stock Dividend. Earnings per share and all share data has been restated to reflect the effect of the 2002 stock dividend.

 (3)   Earnings Per Share Reconciliation

       The reconciliation of the numerator and the denominator of Basic EPS with that of Diluted EPS is presented for the three month periods ended March 31, 2002, and 2001.

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                2002             2001
                                                                                ----             ----
                                                                                     (in thousands,
                                                                                 except per share data)
       Basic earnings per share :

            Net Income                                                      $    1,035             980
                                                                            ==========        ========

       Average number of shares outstanding                                      3,549           3,545
                                                                            ==========        ========

       Basic earnings per share                                             $     0.29            0.28
                                                                            ==========        ========

       Diluted earnings per share :

            Net Income                                                      $    1,035             980
                                                                            ==========        ========

       Average number of shares of common
       stock and equivalents outstanding :
            Average common shares outstanding                                    3,549           3,545

            Additional shares considered in
            diluted computation assuming :
               Exercise of options                                                 114             101
                                                                            ----------        --------

       Average number of shares outstanding
       on a diluted basis                                                        3,663           3,646
                                                                            ==========        ========

       Diluted earnings per share                                           $     0.28            0.27
                                                                            ==========        ========

(4)     Comprehensive Income

       Total comprehensive income is presented for the three month periods ended March 31, 2002 and 2001, respectively.


                                                              Three months ended March 31,
          (in thousands)                                      2002                      2001
                                                              ----                      ----
          Comprehensive Income
          Net income                                          $1,035                    $  980
          Other comprehensive income,
            net of taxes                                        (205)                       33
                                                            --------                  --------
          Total comprehensive income                          $  830                    $1,013


(5)    Recent Accounting Pronouncements

       SFAS No. 142
       On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

       SFAS No. 142 requires that after December 31, 2001, goodwill and any intangible asset determined to have an indefinite useful life will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

       We were required to adopt SFAS No. 142 effective January 1, 2002. We currently have no recorded goodwill or intangible assets and the initial adoption of SFAS No. 142 did not have a significant impact on our consolidated financial statements.

       SFAS No. 144
       On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that Statement. The Statement is effective for fiscal years beginning after December 15, 2001. The initial adoption of SFAS No. 144 did not have a significant impact on our consolidated financial statements.

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


RESULTS OF OPERATIONS  -  Three Months Ended March 31, 2002 and 2001

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

NET INCOME
For the three months ended March 31, 2002, net income increased by $55,000 or 5.6% to $1,035,000 from $980,000 for the three months ended March 31, 2001. The increase in net income is primarily the result of an 8.5% increase in net interest income to $2,954,000 in 2002 from $2,723,000 in the prior year coupled with a 16.4%, or $68,000, increase in other operating income, primarily fee income, to $482,000 in 2002 from $414,000 in 2001.

Interest expense decreased by $725,000 or 64.2% for the three months ended March 31, 2002 to $450,000 as compared to $1,130,000 for the three months ended March 31, 2001. This decrease directly reflects the current interest rate environment.

On a per share basis, basic earnings per share were $0.29 for the quarter ended March 31, 2002 as compared to $0.28 for the quarter ended March 31, 2001, representing an increase of $0.01 or 3.6%. Diluted earnings per share were $0.28 for the first quarter of 2002 as compared to $0.27 for the first quarter of 2001, reflecting an increase of $0.01 or 3.7%. Per share data has been restated to reflect the 2002 10% stock dividend.

PROVISION FOR LOAN LOSSES
For the quarter ended March 31, 2002, the Company's provision for loan losses was $60,000, an increase of $50,000 from the provision of $10,000 for the quarter ended March 31, 2001. The increased provision reflects the continued growth of the Company's loan portfolio.

NON-INTEREST INCOME
Non-interest income, which was primarily attributable to service fees received from deposit accounts, amounted to $482,000 for the three months ended March 31, 2002, an increase of $68,000 or 16.4%, above the $414,000 earned during the three months ended March 31, 2001. The increase in non-interest income is attributable to the higher level of average deposits.

NON-INTEREST EXPENSE
Non-interest expenses for the quarter ended March 31, 2002 amounted to $1,808,000, an increase of $188,000, or 11.6%, above the $1,620,000 for the quarter ended March 31, 2001. This increase is the direct result of the Bank's costs associated with opening and staffing the four new branches which were obtained at the end of 2001.

INCOME TAX EXPENSE
The income tax provision, for the quarters ended March 31, 2002 and 2001 was $533,000 and $527,000, respectively. The increase in income taxes is a direct result of the increase in income before taxes in 2002.

           FINANCIAL CONDITION : March 31, 2002 and December 31, 2001

At March 31, 2002, the Company's total assets were $249,899,000 compared to $237,820,000 at December 31, 2001. Total loans increased to $163,292,000 at March 31, 2002 from $151,384,000 at December 31, 2001. Total deposits at the first quarter end 2002 were $221,366,000 compared to $209,624,000 at December 31, 2001.

LOAN PORTFOLIO
At March 31, 2002, the Company's total loans were $163,292,000, an increase of $11,908,000 or 7.9% over total loans of $151,384,000 at December 31, 2001. This increase in the loan portfolio since year end is a combination of decreased customer payoffs and the continued effect of customer referrals, selective marketing, and growth within the local Bergen County community. Management continues to believe that the Company will remain successful in loan acquisition in this market due to the fact that, through mergers and acquisitions, the Company's trade area is becoming increasingly served by large institutions, frequently headquartered out of state. Management believes that it is not cost-efficient for these larger institutions to provide the level of personal service the Company provides to small business borrowers.

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

The following table sets forth the classification of the Company's loans by major category as of March 31, 2002 and December 31, 2001, respectively :

                                                 March 31, 2002                      December 31, 2001
                                                 --------------                     ------------------
                                                              (Dollars in thousands)

                                                  Amount          Percent              Amount         Percent

Commercial                                       $116,864         71.6%               $109,978         72.6%
Mortgage                                           23,904         14.6%                 19,770         13.1%
Consumer                                           22,524         13.8%                 21,636         14.3%
                                              ------------     ------------       -------------     -----------

Total Loans                                      $163,292          100%               $151,384          100%
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

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated :

                                                         Non-Performing Assets
                                                        (dollars in thousands)
                                                                March 31,                    December 31,
                                                                   2002                            2001
                                                                   ----                            ----

Non-performing loans                                            $     42                         $      0
Other real estate                                                      0                                0
                                                                --------                         --------
     Total non-performing assets                                $     42                         $      0

Non-performing loans to total gross loans                           0.03%                             N/A
Non-performing assets to total assets                               0.02%                             N/A

As of March 31, 2002, the Company had one non-accrual loan, which represented a secured commercial lease. At December 31, 2001, the Company had no non-accrual loans. Other than as disclosed above, there were no loans where information about possible credit problems of borrowers causes management to have serious doubts as to the ultimate collectibility of such loans.

As of March 31, 2002 and December 31, 2001, there were no concentrations of loans exceeding 25% of the Company's total loans and the Company had no foreign loans. The Company's loans are primarily to businesses and individuals located in eastern Bergen County, New Jersey.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses represents a critical accounting policy. The allowance is a reserve established through charges to earnings in the form of a provision for loan losses. The Company maintains an allowance for loan losses at a level believed sufficient by management to provide for potential losses inherent in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the loan portfolio are analyzed on a continuous basis by the Company's officers, by external independent loan review auditors, and by the Company's audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to the expense and the allowance is reduced by net-chargeoffs (i.e. loans judged to be uncollectible are charged against the reserve, less any recoveries on the loans.) Although management attempts to maintain the allowance at an adequate level, future additions to the allowance may be required based upon changes in market conditions. Additionally, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additional provisions based upon their judgment about information available to them at the time of their examination. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short term change.

The Company's allowance for loan losses totaled $1,665,000 and $1,456,000 at March 31, 2002 and 2001, respectively. This increase in the allowance is due to provisions exceeding charge-offs, reflecting both the continued growth of the loan portfolio and its high credit quality during that period. The following is a summary of the reconciliation of the allowance for loan losses for the three month periods ended March 31, 2002 and 2001, respectively :


                                                                  Three months ended
                                                                        March 31,
                                                               2002                    2001
                                                               ----                    ----
                                                                  (dollars in thousands)

Balance, beginning of period                                  $1,605                   $1,473
Charge-offs                                                        0                      (27)
Recoveries                                                         0                        0
Provision charged to expense                                      60                       10
                                                            --------                  -------
Balance, end of period                                        $1,665                   $1,456
                                                            ========                  =======

Ratio of net charge-offs to
  average loans outstanding                                      N/A                    0.02%

Balance of allowance at end of period as
  a percentage of loans at end of period                        1.02%                   1.10%

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

Management determines the appropriate classification of securities at the time of purchase. At March 31, 2002, $8,884,000 of the Company's investment securities were classified as held to maturity and $33,390,000 were classified as available for sale. At March 31, 2002, the Company held no securities which it classified as trading securities.

At March 31, 2002, total investment securities were $42,274,000, a decrease of $9,699,000, from total investment securities of $51,973,000 at December 31, 2001. This decrease in investment securities from year end 2001 to first quarter end 2002 reflects maturity of investment securities which were used to fund loan growth.

The following tables set forth the carrying value of the Company's security portfolio as of the dates indicated.

A comparative summary of securities available for sale at March 31, 2002 and December 31, 2001 is as follows (in thousands) :


                                                                         Gross           Gross          Fair
                                                        Amortized     Unrealized      Unrealized       Market
                                                           Cost          Gains          Losses          Value
                                                       -----------    ------------    ------------    ----------
March 31, 2002
--------------
U.S. Government and agency
   Obligations                                            $29,679             130            (67)       $29,742
Municipal and state obligations                             2,878               -               -         2,878
FHLBNY stock                                                  430               -               -           430
Other equity securities                                       469               -           (129)           340
                                                       -----------    ------------    ------------    ----------
   Total available for sale                               $33,456             130           (196)       $33,390

December 31, 2001
-----------------
U.S. Government and agency
   Obligations                                            $34,702             385             (7)       $35,080
Municipal and state obligations                             2,878               -               -         2,878
FHLBNY stock                                                  430               -               -           430
Other equity securities                                       469               -           (129)           340
                                                       -----------    ------------    ------------    ----------
   Total available for sale                               $38,479             385           (136)       $38,728


A comparative summary of securities held to maturity at March 31, 2002 and December 31, 2001 is as follows (in thousands) :


                                                                         Gross           Gross          Fair
                                                        Amortized     Unrealized      Unrealized       Market
                                                           Cost          Gains          Losses          Value
                                                       -----------    ------------    ------------    ----------
March 31, 2002
--------------
U.S. Government and agency
   Obligations                                             $4,559              44               -        $4,603
Municipal and state obligations                             4,325               -               -
                                                                                                          4,325
                                                       -----------    ------------    ------------    ----------
   Total held to maturity                                  $8,884              44               -        $8,928

December 31, 2001
-----------------
U.S. Government and agency
   Obligations                                             $8,573             109               -        $8,682
Municipal and state obligations                             4,672               -             (1)         4,671
                                                       -----------    ------------    ------------    ----------
   Total held to maturity                                 $13,245             109             (1)       $13,353

The following table sets forth as of March 31, 2002, the maturity distribution of the Company's debt investment portfolio :


                     Maturity of Debt Investment Securities
                                 March 31, 2002
                                                            (in thousands)

                                             Securities                                    Securities
                                             Held to Maturity                            Available for Sale
                                 ------------     -------------    ------------    ------------    ------------    ------------
                                                                   Weighted                                        Weighted
                                 Amortized        Market           Average         Amortized       Market          Average
                                 Cost             Value            Yield           Cost            Value           Yield
                                 ------------     -------------    ------------    ------------    ------------    ------------

Within 1 Year                         $8,350        $ 8,394           4.83%             $2,878       $ 2,878          3.30%

1 to 5 Years                             534            534           5.00%             29,679         29,742         6.51%
                                 ------------     -------------                    ------------    ------------

                                      $8,884        $ 8,928                           $ 32,557      $ 32,620
                                      ======        =======                           ========      ========

The Company sold no securities from its portfolio during the first quarter of 2002 or during 2001.

DEPOSITS
Deposits are the Company's primary source of funds. The Company experienced an increase in deposit balances of $11,742,000 or 5.6% to $221,366,000 at March 31, 2002 as compared to $209,624,000 at December 31, 2001. This increase continues to be accomplished as a result of continued market penetration combined with continued customer referrals during first quarter 2002. Within the aggregate increase in total deposits, interest bearing demand deposits experienced growth of $17,145,000 or 27.5% to $79,597,000 at March 31, 2002 from $62,452,000 at
December 31, 2001. The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the amount of various types of deposits for each of the periods indicated (in thousands) :

                                                            March 31,                December 31,
                                                               2002                      2001
                                                               ----                      ----

                                                         Amount          %            Amount          %
                                                         ------          -            ------          -

      Non-interest Bearing Demand                       $72,062         32.6%        $78,894        37.7%
      Interest Bearing Demand                            79,597         36.0%         62,452        29.8%
      Savings                                            27,494         12.4%         25,454        12.1%
      Time Deposits                                      42,213         19.0%         42,824        20.4%
                                                       --------         -----       --------        -----

                                                       $221,366          100%       $209,624         100%
                                                       ========          ====       ========         ====

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of March 31, 2002 (in thousands).

         Three months or less                                 $    13,954
         Over three months through twelve months                    6,900
         Over one year through three years                              0
         Over three years                                               0
                                                              -----------

         TOTAL                                                $    20,854
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

The Company's total deposits equaled $221,366,000 at March 31, 2002 as compared to $209,624,000 at December 31, 2001. The increase in funds provided by deposit inflows during this period has been sufficient to provide for the Company's loan demand.

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

Although the Bank has traditionally been a net "seller" of federal funds, the Bank does maintain lines of credit with the Federal Home Loan Bank of New York and First Tennessee Bank for "purchase" of federal funds in the event that temporary liquidity needs arise.

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


                     Cumulative Rate Sensitive Balance Sheet
                                 March 31, 2002
                                 (in thousands)


                                   0 - 3        0 - 6         0 - 1        0 - 5                        All
                                  Months       Months          Year         Year       5 + Years      Others          TOTAL
                                  ------       ------        -------     --------      ---------     --------        --------

Investment Securities              $4,590       $6,607       $11,228     $ 41,504        $   0        $   0          $ 41,504

Loans :
     Commercial                    26,392       29,687        31,267       53,300       63,564            0           116,864
     Mortgage                         624        1,001         1,555       11,487       12,418            0            23,905
     Consumer                      19,910       20,125        20,446       21,988          535            0            22,523

Federal Funds Sold                 15,300       15,300        15,300       15,300            0            0            15,300
Other Assets                            0            0             0            0            0       29,803            29,803
                              ------------ ------------ ------------- ------------ ------------ ------------    --------------

TOTAL ASSETS                      $66,816      $72,720      $108,604     $143,579     $220,096     $249,899          $249,899
                                  =======      =======      ========     ========     ========     ========          ========

Transaction /
NOW Accounts                      $50,511      $50,511       $50,511      $50,511        $   0        $   0           $50,511
Money Market                       29,084       29,084        29,084       29,084            0            0            29,084
Savings                            29,728       29,728        29,728       29,728            0            0            29,728
CD's < $100,000                     9,733       15,891        18,625       19,125            0            0            19,125
CD's > $100,000                    13,954       19,783        20,854       20,854            0            0            20,854
Other Liabilities                       0            0             0            0            0       73,195            73,195
Equity                                  0            0             0            0            0       27,402            27,402
                              ------------ ------------ ------------- ------------ ------------ ------------    --------------

TOTAL LIABILITIES AND EQUITY
                                 $133,010     $144,997      $148,802     $149,302     $149,302     $249,899          $249,899
                                 ========     ========      ========     ========     ========     ========          ========

Dollar Gap                       (66,194)     (72,277)      (69,006)      (5,723)       70,794
Gap / Total Assets                -26.49%      -28.92%       -27.61%      -16.28%       28.33%
Target Gap Range                 +/-35.0%    +/- 30.0%     +/- 25.0%     +/-25.0%
RSA / RSL                          50.23%       50.15%        53.63%       96.17%      147.42%
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


The following table summarizes the risk-based and leverage capital ratios for the Company at March 31, 2002, as well as the required minimum regulatory capital ratios :


                                Capital Adequacy
                                                                                    Minimum
                                                March 31,                          Regulatory
                                                   2002                            Requirements
                                            ----------------                    -----------------
Risk-Based Capital :
         Tier I Capital Ratio                    15.77%                                4.0%
         Total Capital Ratio                     16.73%                                8.0%
Leverage Ratio                                   11.53%                                3.0%

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




                              By:    /s/  Albert F. Buzzetti
                                ------------------------------------------
                                     (Registrant - Bridge View Bancorp)
                                                Albert F. Buzzetti
                                       President and Chief Executive Officer

Date:  May 14, 2002