Form 10-Q
period 2002-06-30
BRIDGE VIEW BANCORP
filed 2002-08-14
CIK 1022809

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

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

              3,550,809 shares of Common Stock as of August 7, 2002

                                      INDEX

                               BRIDGE VIEW BANCORP




Part I  -  Financial Information


Item 1.  Financial Statement

         Consolidated Statements of Financial Condition as of June 30, 2002(unaudited) and December 31, 2001

         Consolidated Statements of Income
         for the three months ended June 30, 2002 and 2001 (unaudited) and the six months ended June 30, 2002 and 2001 (unaudited)

         Consolidated Statements of Cash Flows
         for the six months ended June 30, 2002 and 2001 (unaudited)

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

                               BRIDGE VIEW BANCORP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 ( in thousands)

                                                                         June 30,           December 31,
                                                                            2002                2001
                                                                     ------------------   -----------------
ASSETS                                                                 (unaudited)
Cash and cash equivalents :
     Cash and due from banks..............                              $ 18,076              $ 13,771
     Federal funds sold......................                             21,600                10,500
                                                                        --------              --------
TOTAL CASH AND CASH EQUIVALENTS                                           39,676                24,271
                                                                        --------              --------

Securities:
     Available for sale.......................                            33,807                38,728
     Held to maturity........................                              4,223                13,245
                                                                        --------              --------

TOTAL SECURITIES                                                          38,030                51,973
                                                                        --------              --------
Loans, net of allowance for losses of $1,558 and $1,605,
and deferred loan fees of $476 and $471, respectively.....               168,901               149,308
Premises and equipment, net.............                                   9,737                 9,523
Accrued interest receivable and other assets..............                 2,378                 2,745
                                                                        --------             ---------
TOTAL ASSETS                                                            $258,722             $ 237,820
                                                                        ========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing demand
     deposits..................................                         $ 78,300             $  78,894
     Interest bearing deposits:
          Savings and time deposits.........                             132,448               109,150
          Certificates of deposit $100,000 +..                            19,078                21,580
                                                                        --------             ---------
TOTAL DEPOSITS                                                           229,826               209,624
Accrued interest payable and other liabilities.............                  696                 1,330

TOTAL LIABILITIES                                                        230,522               210,954
Commitments and Contingencies
Stockholders' equity:
     Common stock, no par value,
     authorized 10,000,000 shares issued
     and 3,550,809 outstanding in 2002
     and 3,548,763 in 2001..................                              30,872                25,277
     (Accumulated deficit) retained earnings.............                 (2,742)                1,428
     Accumulated other comprehensive income............                       70                   161
                                                                        --------             ---------
TOTAL STOCKHOLDERS' EQUITY                                                28,200                26,866
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                        $258,722              $237,820
                                                                        ========              ========

           See notes to unaudited consolidated financial statements.



                               BRIDGE VIEW BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                            (unaudited, in thousands)

                                                      Three months ended               Six months ended
                                                            June 30,                        June 30,
                                                     2002           2001            2002            2001
                                                     ----           ----            ----            ----
Interest Income :
   Loans..................................          $ 2,921       $ 2,770          $ 5,707        $ 5,618
   Federal funds sold.....................               99           363              130            692
   Investment Securities
      Taxable...............................            391           553              882          1,109
      Tax - exempt.........................              52            64              103            184
                                                    -------       --------         -------        -------
TOTAL INTEREST INCOME                                 3,463         3,750            6,822          7,603

Interest Expense :
   Savings deposits.......................              172           229              314            554
   Other time deposits....................              127           287              262            644
   Time deposits $100,000 +............                 113           336              240            756
   Borrowed funds.....................                    0            20                1             48
                                                    -------       --------         -------        -------
TOTAL INTEREST EXPENSE                                  412           872              817          2,002

               Net Interest Income                    3,051         2,878            6,005          5,601

Provision for loan losses................               150            30              210             40

Net interest income after provision for loan
losses                                                2,901         2,848            5,795          5,561

Non-interest income :
   Realized gain on sale of securities...               103             -              103              -
   Service charge income.................               656           448            1,138            862
                                                    -------       --------         -------        -------
TOTAL NON-INTEREST INCOME                               759           448            1,241            862

Non-interest expense :
   Salaries and related expenses........              1,004           826            1,949          1,641
   Premises and fixed assets.............               469           327              836            658
   Other.....................................           616           468            1,112            942
                                                    -------       --------         -------        -------
TOTAL NON-INTEREST EXPENSE                            2,089         1,621            3,897          3,241

Income before income taxes                            1,571         1,675            3,139          3,182

Income tax expense                                      535           587            1,068          1,114
                                                    -------       --------         -------        -------

NET INCOME                                           $1,036        $1,088          $ 2,071        $ 2,068
                                                    =======       ========         =======        =======
Earnings per share :
     Basic                                            $0.29         $0.31            $0.58          $0.58
     Diluted                                          $0.28         $0.30            $0.56          $0.57

           See notes to unaudited consolidated financial statements.



                               BRIDGE VIEW BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                          Six months ended June 30,
                                                                           2002                   2001
                                                                     ------------------     -----------------

Cash flows from operating activities :
     Net Income.....................................................       $  2,071              $  2,068
     Adjustments to reconcile net income to net cash
     Provided by operating activities :
        Depreciation and amortization............................               219                   195
        Provision for loan losses...................................            210                    40
        Gains from sales of loans held for sale..............                     0                   (23)
        Net gains from securities transactions.................                (103)                    0
        Decrease in accrued interest receivable
        and other assets.............................................           367                   218
        Decrease in accrued interest payable and
         other liabilities...................................                  (634)                 (467)
                                                                           --------              ---------
Net Cash Provided by Operating Activities                                     2,130                 2,031

Cash flows from investing activities :
     Proceeds from sales/maturities of investment
           securities..............................................          25,999                34,495
     Purchases of investment securities.........................            (13,149)              (32,601)
     Net increase in loans...........................                       (19,593)               (2,345)
     Purchases of premises and equipment...............                         433                   269
                                                                           --------              ---------
     Net Cash Used in Investing Activities                                   (6,310)                 (182)

Cash flows from financing activities :
     Net increase(decrease) in deposits.........................             20,202                (3,826)
     Proceeds from issuance of common stock.................                     29                    51
     Cash paid for dividends......................................             (646)                 (323)
                                                                           --------              ---------
Net Cash Provided by (Used in) Financing Activities                          19,585                (4,098)

Net change in cash and cash equivalents                                      15,405                (2,249)
Cash and cash equivalents at beginning of period                             24,271                41,561
                                                                           --------              ---------
Cash and cash equivalents at end of period                                  $39,676               $39,312
                                                                           ========              =========

Cash paid during the period for :
     Interest..........................................................         847                 2,087
     Income taxes..................................................           1,929                 2,046


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

       The consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 2001. The results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

 (3)   Earnings Per Share Reconciliation

       The reconciliation of the numerator and the denominator of Basic EPS with that of Diluted EPS is presented for the three month periods and the six month periods ended June 30, 2002 and 2001, respectively.(in thousands, except share data)


                                                    Three months ended              Six months ended
                                                        June 30,                         June 30,
                                                     2002        2001                2002      2001
                                                     ----        ----                ----      ----

Basic earnings per share

     Net Income                                   $ 1,036      $ 1,088             $2,071       $2,068
                                                  =======      =======             ======       ======

Average number of shares outstanding                3,551        3,549              3,550        3,547
                                                    =====        =====              =====        =====

Basic earnings per share                           $ 0.29       $ 0.31             $ 0.58       $ 0.58
                                                 ========     ========           ========       ======


Diluted earnings per share

     Net Income                                   $ 1,036      $ 1,088             $2,071       $2,068
                                                  =======      =======             ======       ======

Average number of shares of common stock
and equivalents outstanding :
     Average common shares outstanding              3,551        3,549              3,550        3,547

     Additional shares considered in
     Diluted computation assuming :
        Exercise of options                           149          101                143          102
                                                   ------      -------             ------       ------

Average number of shares outstanding on a
diluted basis                                       3,700        3,650              3,693        3,649
                                                    =====        =====              =====        =====

Diluted earnings per share                         $ 0.28       $ 0.30             $ 0.56       $ 0.57
                                                   ======       ======             ======       ======

(4)     Comprehensive Income

       Total comprehensive income is presented for the three month periods and the six months periods ended June 30, 2002 and 2001, respectively.



                                                              Three months ended June 30,
          (in thousands)                                      2002                      2001
                                                              ----                      ----
          Comprehensive Income
          Net income                                          $1,036                    $1,088
          Other comprehensive income,
           net of taxes                                          182                        23
          Less: Reclassification adjustment for
           Gains on sales of securities during the
           Period, net of tax of $35                              68                         0
                                                              ------                    ------
          Total comprehensive income                          $1,150                    $1,111
                                                              ======                    ======


                                                                     Six months ended June 30,
          (in thousands)                                        2002                     2001
                                                                ----                     ----
          Comprehensive Income
          Net income                                          $2,071                     $2,068
          Other comprehensive (loss)income,
           net of taxes                                          (23)                        56
          Less: Reclassification adjustment for
           Gains on sales of securities during the
           Period, net of tax of $35                              68                          0
                                                              ------                     ------
          Total comprehensive income                          $1,980                     $2,124
                                                              ======                     ======

(5)      Recent Accounting Pronouncements

SFAS No. 145
In April, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement was issued to eliminate an inconsistency in the required accounting for sale-leaseback transactions and certain lease modifications that were similar to sale-leaseback transactions and to rescind FASB Statement No. 44, Accounting for Intangible Assets of Motor Carrier as well as amending other existing authoritative pronouncements to make various technical corrections.

SFAS No. 145 also rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Under SFAS No. 4, as amended by SFAS No. 64, gains and losses from the extinguishment of debt were required to be classified as an extraordinary item, if material. Under SFAS No. 145, gains or losses from the extinguishment of debt are to be classified as a component of operating income, rather than as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. Upon adoption, companies must reclassify prior period amounts previously classified as an extraordinary item. Management does not anticipate that the initial adoption of SFAS No. 145 will have a significant impact on the Company's consolidated financial statements.

SFAS No. 146
In July, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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


RESULTS OF OPERATIONS - Three Months Ended June 30, 2002 and 2001 and
                        Six Months Ended June 30, 2002 and 2001

The Company's results of operations depend primarily on its net interest income, which is the difference between the interest earned on its interest-earning assets and the interest paid on funds borrowed to support those assets, primarily deposits. Net interest spread is the difference between the weighted average rate received on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, as well as the average level of interest-earning assets as compared with that of interest-bearing liabilities. Net income is also affected by the amount of non-interest income and other operating expenses.

NET INCOME
For the three months ended June 30, 2002, net income decreased by $52,000 or 4.8% to $1,036,000 from $1,088,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, net income reached $2,071,000, a modest increase of $3,000 or 0.2%, when compared to net income of $2,068,000 for the six months ended June 30, 2001. The increase in net income for the first half of 2002 compared to 2001 is the product of a 7.2% increase in net interest income to $6,005,000 from $5,601,000 in the prior year. This increase was derived by a $1,185,000 or 59.2% decrease in interest expense from $2,002,000 in 2001 to $817,000 in 2002 combined with a $781,000, or 10.3%, decrease in interest income from $7,603,000 to $6,822,000 for the same period. The Company's non-interest income experienced a 44.0% increase reaching $1,241,000 for the six months ended June 30, 2002 from $862,000 for the same period in 2001. The increase in non-interest income reflects the combination of an increase in average deposit levels as well as a recognized gain from the sale of an investment security totaling $102,500.

Interest expense fell $460,000, or 52.8%, for the three month period ended June 30, 2002 compared to the three month period ended June 30, 2001. Interest expense decreased $1,185,000, or 59.2%, to $817,000 for the six month period ended June 30, 2002 compared to $2,002,000 for the six month period ended June 30, 2002. These fluctuations directly reflect the interest rate environment over the same period.

Basic earnings per share for the six month periods ended June 30, 2002 and 2001 remained level at $0.58. Diluted earnings per share for the six months ended June 30, 2002 were $0.56 as compared to $0.57 for the six months ended June 30, 2001. For the quarter ended June 30, 2002, basic earnings per share were $0.29 as compared to $0.31 for the same period ended June 30, 2001, representing a decrease of 6.5%. For the quarter ended June 30, 2002, diluted earnings per share were $0.28, representing a decrease of 6.7% below the $0.30 per share for the same period in 2001. The decrease in earnings per share directly reflects the Bank's costs associated with opening and staffing the four branches obtained at the end of 2001. These costs equate to $0.13 per share for the first six months of 2002 and $0.09 per share during the second quarter of 2002. Share data has been restated to include the effect of the 2002 Stock Dividend.

PROVISION FOR LOAN LOSSES
For the quarter ended June 30, 2002, the Company's provision for loan losses was $150,000, an increase of $120,000 from the provision of $30,000 for the quarter ended June 30, 2001. The provision for the six months ended June 30, 2002 was $210,000 as compared to $40,000 for the six months ended June 30, 2001. The increased provision is reflective of the continued growth in the loan portfolio as well as the effect of $257,000 in charge-offs during the second quarter of 2002. At June 30, 2002, the Bank had no delinquent loans.

NON-INTEREST INCOME
Non-interest income, which was primarily attributable to service fees received from deposit accounts and the recognized gain from the sale of an investment security, amounted, for the three months ended June 30, 2002, to $759,000, an increase of $311,000, or 69.4%, from $448,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, non-interest income reached $1,241,000, an increase of $379,000 or 44.0% above the non-interest income level of $862,000 for the six months ended June 30, 2001.

NON-INTEREST EXPENSE
Non-interest expense for the quarter ended June 30, 2002, amounted to $2,089,000, an increase of $468,000 or 28.9% from $1,621,000 for the quarter ended June 30, 2001. For the six months ended June 30, 2002, non-interest expense totaled $3,897,000, an increase of $656,000 or 20.2%, from $3,241,000 for the six months ended June 30, 2001. These increases in non-interest expense continue to represent the Bank's costs in connection with the opening and staffing of the four branches obtained at the end of 2001.

INCOME TAX EXPENSE
The income tax provision, which includes both federal and state taxes, for the quarters ended June 30, 2002 and 2001 was $535,000 and $587,000, respectively. For the first half of 2002 and 2001, the income tax provision totaled $1,068,000 and $1,114,000, respectively.

On July 2, 2002, the New Jersey State Legislature passed the Business Tax Reform Act. This enactment, which is retroactive to January 1, 2002, will increase the Company's effective tax rate. Although the Company is reviewing alternatives to minimize the effect of the new legislation, generally accepted accounting principles requires the recognition of a "catch-up" adjustment in income tax expense for the first six months of 2002. The effect of these changes is approximately $120,000 in additional state taxes or approximately $0.035 per share. As required, this adjustment will be included in the quarter ending September 30, 2002. Additionally, the Company expects its annual effective tax rate to increase from 34.0% to approximately 37.8%.



FINANCIAL CONDITION :  June 30, 2002 and December 31, 2001

At June 30, 2002, the Company's total assets were $258,722,000 compared to $237,820,000 at December 31, 2001, an increase of 8.8%. Total loans experienced a 12.9% increase to $170,935,000 at June 30, 2002 from $151,384,000 at December
31, 2001. Total deposits at June 30, 2002 were $229,826,000, 9.6% higher than the $209,624,000 at December 31, 2001.

LOAN PORTFOLIO
At June 30, 2002, the Company's total loans were $170,935,000, an increase of $19,551,000 or 12.9% over total loans of $151,384,000 at December 31, 2001. The increase in the loan portfolio since year end continues to be a combination of decreased customer payoffs and the lasting effect of continued customer referrals, selective marketing, and continued growth within the local Bergen County community. Management maintains its belief that the Company will remain successful in loan acquisition within this market due to the fact that, through mergers and acquisitions, the Company's trade area is now primarily served by large institutions, frequently headquartered out of state. Management believes that it is not cost-efficient for these larger institutions to provide the level of personal service to small business borrowers.

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

The following table sets forth the classification of the Company's loans by major category as of June 30, 2002 and December 31, 2001, respectively:


                                                       June 30, 2002                      December 31, 2001
                                                       -------------                      -----------------
                                                                    (Dollars in thousands)

                                                   Amount          Percent              Amount         Percent

Commercial                                       $119,388          69.8%              $ 109,978         72.6%
Mortgage                                           28,045          16.4%                 19,770         13.1%
Consumer                                           23,502          13.8%                 21,636         14.3%
                                              ------------      ------------       -------------     -----------

Total Loans                                      $170,935           100%               $151,384          100%
                                              ============      ============       =============     ===========


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

     The following table sets forth information concerning the Company's non-performing assets as of the dates indicated :


                                             Non-Performing Assets
                                            (dollars in thousands)
                                                    June 30,        December 31,
                                                      2002              2001
                                                      ----              ----

Non-performing loans                                $       0       $         0
Other real estate                                           0                 0
                                                    ---------       -----------
     Total non-performing assets                    $       0       $         0

Non-performing loans to total gross loans                 N/A               N/A
Non-performing assets to total assets                     N/A               N/A


As of June 30, 2002, the Company had no non-accrual loans. At December 31, 2001, the Company also had no non-accrual loans.

Other than as disclosed above, there were no loans at June 30, 2002 where information about possible credit problems of borrowers causes management to have serious doubts as to the ultimate collectibility of such loans.

As of June 30, 2002 and December 31, 2001, there were no concentrations of loans exceeding 25% of the Company's total loans and the Company had no foreign loans. The Company's loans are primarily to businesses and individuals located in eastern Bergen County, New Jersey.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses represents a critical accounting policy. The allowance is a reserve established through charges to earnings in the form of a provision for loan losses. The Company maintains an allowance for loan losses at a level believed sufficient by management to provide for losses inherent in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the loan portfolio are analyzed on a continuous basis by the Company's officers, by external independent loan review auditors, and by the Company's audit committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to the expense and the allowance is reduced by net-chargeoffs (i.e. loans judged to be uncollectible are charged against the reserve, less any recoveries on the loans.) Although management attempts to maintain the allowance at an adequate level, future addition to the allowance may be required based upon changes in market conditions. Additionally, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additional provisions based upon their judgment about information available to them at the time of their examination. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short term change.

The Company's allowance for loan losses totaled $1,558,000 and $1,486,000 at June 30, 2002 and 2001, respectively. The fluctuation in the allowance is due to continued growth of the loan portfolio as well as the effect of $257,000 in charge-offs during the second quarter of 2002. At June 30, 2002, the Bank had no delinquent loans. The following is a summary of the reconciliation of the allowance for loan losses for the six month periods ended June 30, 2002 and 2001, respectively:

                                                                     Six months ended
                                                                          June 30,
                                                               2002                    2001
                                                               ----                    ----
                                                                  (dollars in thousands)

Balance, beginning of period                                  $1,605                   $1,473
Charge-offs                                                     (257)                     (27)
Recoveries                                                         0                        0
Provision charged to expense                                     210                       40
                                                            --------                 --------
Balance, end of period                                        $1,558                   $1,486
                                                            ========                 ========


Balance of allowance at end of period as
a percentage of loans at end of period                          0.91%                    1.10%

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

Management determines the appropriate classification of securities at the time of purchase. At June 30, 2002, $4,223,000 of the Company's investment securities were classified as held to maturity and $33,807,000 were classified as available for sale. At June 30, 2002, the Company held no securities which it classified as trading securities.

At June 30, 2002, total investment securities were $37,259,000, a decrease of $13,944,000 or 27.2%, from total investment securities of $51,203,000 at December 31, 2001. This decrease in investment securities from year end 2001 to second quarter 2002 reflects the maturity of investment securities which were used to fund loan growth.

The following table sets forth the carrying value of the Company's security portfolio as of the dates indicated.

A comparative summary of securities available for sale at June 30, 2002 and December 31, 2001 is as follows (in thousands) :

                                                                         Gross           Gross          Fair
                                                        Amortized     Unrealized      Unrealized       Market
                                                           Cost          Gains          Losses          Value
                                                       -----------    ------------    ------------    ----------
June 30, 2002
-------------
U.S. Government and agency
   Obligations                                            $25,660              26               -       $25,896
Municipal and state obligations                             7,140               -               -         7,140
FHLBNY stock                                                  431               -               -           431
Other equity securities                                       469               -           (129)           340
                                                       -----------    ------------    ------------    ----------
   Total available for sale                               $33,700              26           (129)       $33,807

December 31, 2001
-----------------
U.S. Government and agency
   Obligations                                            $34,702             385             (7)       $35,080
Municipal and state obligations                             2,878               -               -         2,878
FHLBNY stock                                                  430               -               -           430
Other equity securities                                       469               -           (129)           340
                                                       -----------    ------------    ------------    ----------
   Total available for sale                               $38,479             385           (136)       $38,728


A comparative summary of securities held to maturity at June 30, 2002 and December 31, 2001 is as follows (in thousands) :

                                                                         Gross           Gross          Fair
                                                        Amortized     Unrealized      Unrealized       Market
                                                           Cost          Gains          Losses          Value
                                                       -----------    ------------    ------------    ----------
June 30, 2002
-------------
U.S. Government and agency
   Obligations                                             $3,544              42               -        $3,586
Municipal and state obligations                               679               -               -           679
                                                       -----------    ------------    ------------    ----------
   Total held to maturity                                  $4,223              42               -        $4,265

December 31, 2001
-----------------
U.S. Government and agency
   Obligations                                             $8,573             109               -        $8,682
Municipal and state obligations                             4,672               -             (1)         4,671
                                                       -----------    ------------    ------------    ----------
   Total held to maturity                                 $13,245             109             (1)       $13,353

The following table sets forth as of June 30, 2002, the maturity distribution of the Company's debt investment portfolio :


                     Maturity of Debt Investment Securities
                                  June 30, 2002
                                 (in thousands)


                                                    Securities                                    Securities
                                                 Held to Maturity                            Available for Sale
                                 ------------     -------------    ------------    ------------    ------------    ------------
                                                                   Weighted                                        Weighted
                                 Amortized        Market           Average         Amortized       Market          Average
                                 Cost             Value            Yield           Cost            Value           Yield
                                 ------------     -------------    ------------    ------------    ------------    ------------

Within 1 Year                         $3,692        $ 3,714           4.04%             $7,140       $ 7,140          3.15%

1 to 5 Years                             531            551           5.00%            $25,660       $25,896          4.03%

Over 5 Years                               -              -              -                   -             -             -
                                 -----------       --------                            -------       -------

                                      $4,223        $ 4,265                            $32,800       $33,036
                                      ======        =======                            =======       =======

During the first six months of 2002, the Company sold one investment security from its portfolio and realized a gain of approximately $102,500. The Company sold no securities from its portfolio during 2001.

DEPOSITS
Deposits are the Company's primary source of funds. The Company experienced an increase in deposit balances of $20,202,000 or 9.6% to $229,826,000 at June 30, 2002 as compared to $209,624,000 at December 31, 2001. This increase was accomplished as a result of continued market penetration combined with continued customer referrals. Within the increase in total deposits, interest bearing demand deposits grew $19,150,000 or 30.7% from December 31, 2001 to June 30, 2002. The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the amount of various types of deposits for each of the periods indicated (in thousands) :

                                                               June 30,                  December 31 ,
                                                                 2002                         2001
                                                                 ----                         ----

                                                         Amount          %            Amount          %
                                                         ------          -            ------          -

      Non-interest Bearing Demand                       $78,300         34.1%        $78,894        37.7%
      Interest Bearing Demand                            81,602         35.5%         62,452        29.8%
      Savings                                            29,027         12.6%         25,454        12.1%
      Time Deposits                                      40,897         17.8%         42,824        20.4%
                                                       --------         -----       --------        -----

                                                       $229,826          100%       $209,624         100%
                                                       ========          ====       ========         ====

The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of June 30, 2002 (in thousands).

         Three months or less                                 $    13,350
         Over three months through twelve months                    5,398
         Over one year through three years                            330
         Over three years                                               0
                                                              -----------

         TOTAL                                                $    19,078
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

The Company's total deposits equaled $229,826,000 at June 30, 2002 as compared to $209,624,000 at December 31, 2001. The increase in funds provided by deposit inflows during this period has been more than sufficient to provide the Company's loan demand and excess funds have been invested in investment securities and federal funds sold.

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

                     Cumulative Rate Sensitive Balance Sheet
                                  June 30, 2002
                                 (in thousands)

                                     0 - 3       0 - 6        0 - 1       0 - 5                        All
                                    Months       Months        Year        Year        5 + Years      Others            TOTAL
                                    ------       ------       -----       -----        ---------      ------           -------

Investment Securities              $ 2,008       $6,570      $10,832     $ 37,259         $   0        $   0          $ 37,259

Loans :
     Commercial                     28,919       32,102       39,236       55,271        64,116            0           119,387
     Mortgages                         571          974        1,169       11,071        16,974            0            28,045
     Consumer                       20,781       21,110       21,608       23,019           484            0            23,503

Federal Funds Sold                  21,600       21,600       21,600       21,600             0            0            21,600
Other Assets                             0            0            0            0             0       28,928            28,928
                            --------------- ------------ ------------ ------------ ------------- ------------    --------------

TOTAL ASSETS                       $73,879      $82,356      $94,445     $148,220      $229,794     $258,722          $258,722
                                   =======      =======      =======     ========      ========     ========          ========


Transaction  Accounts              $55,214      $55,214      $55,214      $55,214         $   0        $   0           $55,214
Money Market                        26,389       26,389       26,389       26,389             0            0            26,389
Savings                             31,218       31,218       31,218       31,218             0            0            31,218
CD's < $100,000                     10,031       16,389       19,182       19,627             0            0            19,627
CD's > $100,000                     13,350       17,377       18,748       19,078             0            0            19,078
Short term borrowings                    0            0            0            0             0            0                 0
Other Liabilities                        0            0            0            0             0       78,996            78,996
Equity                                   0            0            0            0             0       28,200            28,200
                            --------------- ------------ ------------ ------------ ------------- ------------    --------------

TOTAL LIABILITIES AND
EQUITY
                                  $136,202     $146,587     $150,751     $151,526      $151,526     $258,722          $258,722
                                  ========     ========     ========     ========      ========     ========          ========

Dollar Gap                        (62,322)     (64,231)     (56,306)      (3,306)        78,268
Gap / Total Assets                 -24.09%      -24.83%      -21.76%        1.28%        30.25%
Target Gap Range                  +/-35.0%    +/- 30.0%    +/- 25.0%     +/-25.0%
RSA / RSL                          54.24%        56.18%       62.65%       97.82%       151.65%
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

The following table summarizes the risk-based and leverage capital ratios for the Bank at June 30, 2002, as well as the required minimum regulatory capital ratios:

                                Capital Adequacy

                                                                   Minimum
                                                 June 30,        Regulatory
                                                  2002          Requirements
                                            ----------------    --------------
Risk-Based Capital :
         Tier I Capital Ratio                    15.59%              4.0%
         Total Capital Ratio                     16.46%              8.0%
Leverage Ratio                                   11.03%              3.0%


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

CURRENT OPERATIONAL AND ACCOUNTING ISSUES

New Jersey Business Tax Reform Act
On July 2, 2002, the New Jersey State Legislature passed the Business Tax Reform Act. This enactment, which is retroactive to January 1, 2002, will increase our effective tax rate. Although the Company is reviewing alternatives to minimize the effect of the new legislation, generally accepted accounting principles requires the recognition of a "catch-up" adjustment in income tax expense for the first six months of 2002. The effect of these changes is approximately $120,000 in additional state taxes or approximately $0.035 per share. As required, this adjustment will be included in the quarter ending September 30, 2002. Additionally, the Company expects its annual effective tax rate to increase from 34.0% to approximately 37.8%.

SFAS No. 145
In April, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement was issued to eliminate an inconsistency in the required accounting for sale-leaseback transactions and certain lease modifications that were similar to sale-leaseback transactions and to rescind FASB Statement No. 44, Accounting for Intangible Assets of Motor Carrier as well as amending other existing authoritative pronouncements to make various technical corrections.

SFAS No. 145 also rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Under SFAS No. 4, as amended by SFAS No. 64, gains and losses from the extinguishment of debt were required to be classified as an extraordinary item, if material. Under SFAS No. 145, gains or losses from the extinguishment of debt are to be classified as a component of operating income, rather than as an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. Upon adoption, companies must reclassify prior period amounts previously classified as an extraordinary item. Management does not anticipate that the initial adoption of SFAS No. 145 will have a significant impact on the Company's consolidated financial statements.

SFAS No. 146
In July, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

Item 2.                    Changes in securities  -  NONE

Item 3.                    Defaults upon senior securities  -  NONE

Item 4.                    Submission of matters to a vote of securities holders

         The Company's Annual Meeting was held on May 16, 2002. At the Annual Meeting, the following matter was voted on:

                  ELECTION OF DIRECTORS - The following directors received the following votes :

-------------------------- ----------- ---------- ------------------------
           DIRECTORS          FOR      AGAINST           WITHHELD
-------------------------- ----------- ---------- ------------------------
Bernard Mann               3,246,371      --                520
-------------------------- ----------- ---------- ------------------------
Jeremiah F. O'Connor, Jr.  3,246,371      --                520
-------------------------- ----------- ---------- ------------------------

All nominees were reelected.

Item 5.                    Other information  -  NONE

Item 6.                    Exhibits and reports on Form 8-K

                  Exhibit
                  Number                Description of Exhibits

                    99                  Certification pursuant to Section
                                        906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   By: /s/  Albert F. Buzzetti
                                       ---------------------------
                                       (Registrant - Bridge View Bancorp)
                                          Albert F. Buzzetti
                                          President and Chief Executive Officer




Date:  August 13, 2002

                                INDEX TO EXHIBITS


Exhibit
Number                     Description of Exhibits

99                         Certification pursuant to Section 906 of the
                             Sarbanes-Oxley Act of 2002