Form 10-Q
period 2002-09-30
BRIDGE VIEW BANCORP
filed 2002-11-14
CIK 1022809

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

(  ) Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from _____________ to_____________.

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

             3,550,809 shares of Common Stock as of October 31, 2002

                                      INDEX

                               BRIDGE VIEW BANCORP



Part I  -  Financial Information
--------------------------------

Item 1.    Financial Statement

           Consolidated Statements of Financial Condition as of September 30, 2002(unaudited) and December 31, 2001

           Consolidated Statements of Income
           for the three months ended September 30, 2002 and 2001 (unaudited) and the nine months ended September 30, 2002 and 2001 (unaudited)

           Consolidated Statements of Cash Flows
           for the nine months ended September 30, 2002 and 2001  (unaudited)

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


                               BRIDGE VIEW BANCORP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 ( in thousands)

                                                      September 30,     December 31,
                                                           2002              2001
                                                     ---------------   ---------------
ASSETS                                                   (unaudited)
Cash and cash equivalents :
     Cash and due from banks                              $  18,027         $  13,771
     Federal funds sold                                      27,500            10,500
                                                     ---------------   ---------------
TOTAL CASH AND CASH EQUIVALENTS                              45,527            24,271
                                                     ---------------   ---------------
Securities:
     Available for sale                                      37,572            38,728
     Held to maturity                                         2,209            13,245
                                                     ---------------   ---------------
TOTAL SECURITIES                                             39,781            51,973
                                                     ---------------   ---------------
Loans, net of allowance for losses of $1,676 and
 $1,605,
and deferred loan fees of $514 and $471, respectively       174,763           149,308
Premises and equipment, net                                   9,966             9,523
Accrued interest receivable and other assets
                                                              2,469             2,745
                                                     ---------------   ---------------
TOTAL ASSETS                                              $ 272,506         $ 237,820
                                                     ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing demand
     deposits                                             $  91,942          $ 78,894
     Interest bearing deposits:
          Savings and time deposits                         131,788           109,150
          Certificates of deposit $100,000 +                 19,304            21,580
                                                     ---------------   ---------------
TOTAL DEPOSITS                                              243,034           209,624
Accrued interest payable and other liabilities
                                                                729             1,330

TOTAL LIABILITIES                                           243,763           210,954
Commitments and Contingencies
Stockholders' equity:
     Common stock, no par value,
     authorized 10,000,000 shares issued
     and outstanding 3,550,809 in 2002
     and 3,226,145 in 2001                                   30,872            25,277
     (Accumulated deficit)Retained earnings                  (2,310)            1,428
     Accumulated other comprehensive income                     181               161
                                                     ---------------   ---------------
TOTAL STOCKHOLDERS' EQUITY                                   28,743            26,866
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                          $ 272,506         $ 237,820
                                                     ===============   ===============


            See notes to unaudited consolidated financial statements.

                               BRIDGE VIEW BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                            (unaudited, in thousands)
                             (except per share data)


                                         Three months ended        Nine months ended
                                             September 30,            September 30,
                                            2002        2001         2002        2001
                                            ----        -----        ----        ----
Interest Income :
   Loans                               $   3,048    $  2,762     $  8,755    $  8,380
   Federal funds sold                        103         132          233         824
   Investment Securities
      Taxable                                303         740        1,185       1,849
      Tax - exempt                            41          77          144         261
                                       ---------    --------     --------    --------
TOTAL INTEREST INCOME                      3,495       3,711       10,317      11,314

Interest Expense :
   Savings deposits                          129         221          443         775
   Other time deposits                       148         219          410         863
   Time deposits $100,000 +                  118         233          358         989
   Borrowed funds                              0          21            1          69
                                       ---------    --------     --------    --------
TOTAL INTEREST EXPENSE                       395         694        1,212       2,696

               Net Interest Income         3,100       3,017        9,105       8,618

Provision for loan losses                    120          60          330         100

Net interest income after provision
 for loan losses                           2,980       2,957        8,775       8,518

Non-interest income :
   Realized gain on sale of
    securities                                 -           -          103           -
   Service charge income                     527         548        1,665       1,410
                                       ---------    --------     --------    --------
TOTAL NON-INTEREST INCOME                    527         548        1,768       1,410

Non-interest expense :
   Salaries and related expenses           1,045         823        2,994       2,464
   Premises and fixed assets                 438         320        1,274         978
   Other                                     569         452        1,681       1,394
                                       ---------    --------     --------    --------
TOTAL NON-INTEREST EXPENSE                 2,052       1,595        5,949       4,836

Income before income taxes                 1,455       1,910        4,594       5,092

Income tax expense                           668         668        1,736       1,782
                                       ---------    --------     --------    --------

NET INCOME                             $     787    $  1,242     $  2,858    $  3,310
                                       =========    ========     ========    ========
Earnings per share :
     Basic                                 $0.22       $0.35        $0.81       $0.93
     Diluted                               $0.21       $0.34        $0.78       $0.91


            See notes to unaudited consolidated financial statements.

                               BRIDGE VIEW BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                       Nine months ended September 30,
                                                            2002              2001
                                                     ---------------   ---------------

Cash flows from operating activities :
     Net Income                                            $  2,858          $  3,310
     Adjustments to reconcile net income to net cash
     provided by operating activities :
        Depreciation and amortization                           334               288
        Provision for loan losses                               330               100
        Gains from sales of loans held for sale                   0               (40)
        Net gains from securities transactions                 (103)                0
        Decrease(increase) in accrued interest
         receivable
        and other assets                                        276               (79)
        Decrease in accrued interest payable and
            other liabilities                                  (601)             (320)
                                                           --------          --------
Net Cash Provided by Operating Activities                     3,094             3,259

Cash flows from investing activities :
     Proceeds from maturities of investment
      securities                                             35,240            42,759
     Purchases of investment securities                     (23,254)          (47,147)
     Net increase in loans                                  (25,455)           (4,315)
     Purchases of premises and equipment                       (777)              275

Net Cash Used in Investing Activities                       (14,246)           (8,428)
                                                           --------          --------
Cash flows from financing activities :
     Net increase(decrease) in deposits                      33,410            (8,981)
     Proceeds from issuance of common stock                      30                51
     Cash paid for dividends                                 (1,032)             (969)
                                                           --------          --------
Net Cash Provided by(used in) Financing Activities           32,408            (9,899)

Net change in cash and cash equivalents                      21,256           (15,068)
Cash and cash equivalents at beginning of period             24,271            41,561
                                                           --------          --------
Cash and cash equivalents at end of period                 $ 45,527          $ 26,493
                                                           ========          ========

Cash paid during the period for :
     Interest                                                 1,225             3,131
     Income taxes                                             2,682             3,069

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

          The consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 2001. The results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

     (3)  Earnings Per Share Reconciliation

          The reconciliation of the numerator and the denominator of Basic EPS with that of Diluted EPS is presented for the three month periods and the nine month periods ended September 30, 2002 and 2001, respectively.(in thousands, except per share data)

                                       Three months ended        Nine months ended
                                         September 30,             September 30,
                                       2002        2001          2002        2001
                                       ----        ----          ----        ----
Basic earnings per share
------------------------

     Net Income                    $     787   $   1,242      $   2,858   $   3,310
                                   ==========  ==========     ==========  ==========

Average number of shares
 outstanding                           3,551       3,549          3,551       3,548
                                    =========   =========      =========   =========

Basic earnings per share           $    0.22   $    0.35      $    0.81   $    0.93
                                   ==========  ==========     ==========  ==========


Diluted earnings per share
--------------------------

     Net Income                    $     787   $  $1,242      $   2,858   $   3,310
                                   ==========  ==========     ==========  ==========

Average number of shares of common
 stock and equivalents outstanding:
     Average common shares
      outstanding                      3,551       3,549          3,551       3,548

     Additional shares considered
      in
     Diluted computation assuming:
        Exercise of options and
         warrants                        197         100            113         103
                                    ---------   ---------      ---------   ---------

Average number of shares
 outstanding on a diluted basis        3,748       3,649          3,664       3,651
                                    =========   =========      =========   =========

Diluted earnings per share         $    0.21   $    0.34      $    0.78   $    0.91
                                   ==========  ==========     ==========  ==========

(4)  Comprehensive Income

     Total comprehensive income is presented for the three month periods and the nine month periods ended September 30, 2002 and 2001, respectively.



                                                                 Three months ended September 30,
                                                                     2002                2001
     (in thousands)                                                  ----                ----
     Comprehensive Income
     --------------------
     Net income                                                  $    787             $ 1,242
     Other comprehensive income,
      net of taxes                                                    179                 278
     Less: Reclassification adjustment for
      Gains on sales of securities during the
      Period, net of tax of $35                                        68                   0
                                                                 --------             -------
     Total comprehensive income                                  $    898             $ 1,520
                                                                 ========             =======

                                                                 Nine months ended September 30,
                                                                     2002                2001
     (in thousands)                                                  ----                ----
     Comprehensive Income
     Net income                                                  $  2,858             $ 3,310
     Other comprehensive income,
      net of taxes                                                     88                 334
     Less: Reclassification adjustment for
      Gains on sales of securities during the
      Period, net of tax of $35                                        68                   0
                                                                 --------             -------
     Total comprehensive income                                  $  2,878             $ 3,644
                                                                 ========             =======

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

SFAS No. 147
In October, 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions- an amendment to FASB Statements No. 72 and 144 and FASB Interpretation No. 9. This Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The provisions of Statement No. 147 that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises.

Statement No. 147 clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The provisions of Statement No. 147 are effective October 1, 2002. This Statement will not have any impact on the consolidated financial statements.

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


RESULTS OF OPERATIONS  -  Three Months Ended September 30, 2002 and 2001 and
                          Nine Months Ended September 30, 2002 and 2001

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

NET INCOME
For the three months ended September 30, 2002, net income decreased by $455,000 or 36.6% to $787,000 from $1,242,000 for the three months ended September 30, 2001. This decrease during the third quarter of 2002 as compared to 2001 included the recognition of a "catch-up" adjustment in income tax expense; the effect of certain retroactive tax reforms that were passed on July 2, 2002, by the New Jersey State Legislature's enactment of the Business Tax Reform Act. This "catch-up" adjustment combined with increases in non-interest expense, the provision for loan losses, and the Company's effective tax rate contributed to the decrease in net income. For the nine months ended September 30, 2002, net income was $2,858,000, a decrease of $452,000 or 13.7%, when compared to net income of $3,310,000 for the nine months ended September 30, 2001. The decrease in net income for the first nine months of 2002 compared to 2001 reflects the charge for the previously mentioned "catch-up" adjustment in combination with increases in the provision for loan losses, increases in non-interest expense associated with opening and staffing four new branches, and an increase of 3.8% in the Company's effective tax rate.

Interest expense fell $299,000, or 43.1%, for the three month period ended September 30, 2002 compared to the three month period ended September 30, 2001. Interest expense decreased $1,484,000, or 55.0%, to $1,212,000 for the nine month period ended September 30, 2002 compared to $2,696,000 for the nine month period ended September 30, 2001. These fluctuations directly reflect the interest rate environment over the same period.

For the quarter ended September 30, 2002, basic earnings per share were $0.22 as compared to $0.35 for the same period in 2001, a decrease of 37.1%. For the quarter ended September 30, 2002, diluted earnings per share were $0.21, a decrease of $0.13, or 38.2%, below the $0.34 per share for the same period in 2001. Basic earnings per share for the nine month period ended September 30, 2002 were $0.81 as compared to $0.93 for the nine month period ended September 30, 2001, representing a decrease of 12.9%, while diluted earnings per share for the nine months ended September 30, 2002 fell to $0.78, a decrease of $0.13, or 14.3%, below the $0.91 per share for the nine months ended September 30, 2001.

PROVISION FOR LOAN LOSSES
For the quarter ended September 30, 2002, the Company's provision for loan losses was $120,000, an increase of $60,000 from the provision of $60,000 for the quarter ended September 30, 2001. The provision for the nine months ended September 30, 2002 was $330,000 as compared to $100,000 for the nine months ended September 30, 2001. The increased provision is reflective of the continued growth in the loan portfolio as well as the effect of $257,000 in charge-offs during the second quarter of 2002. At September 30, 2002, the Bank had no delinquent loans.

NON-INTEREST INCOME
Non-interest income, which was primarily attributable to service fees received from deposit accounts, amounted, for the three months ended September 30, 2002, to $527,000, a slight decrease of $21,000, or 3.8%, from $548,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, non-interest income reflected $1,768,000, an increase of $358,000 or 25.4% above the non-interest income level of $1,410,000 for the nine months ended September 30, 2001. The increase in non-interest income for the nine months ended September 30, 2002 included the recognized gain from the sale of an investment security.

NON-INTEREST EXPENSE
Non-interest expense for the quarter ended September 30, 2002, amounted to $2,052,000, an increase of $457,000 or 28.7% from $1,595,000 for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, non-interest expense aggregated $5,949,000, an increase of $1,113,000 or 23.0%, from $4,836,000 for the nine months ended September 30, 2001. These increases in non-interest expense continue to represent the Bank's costs in connection with the opening and staffing of the four branches obtained at the end of 2001.

INCOME TAX EXPENSE
The income tax provision, which includes both federal and state taxes, for the quarters ended September 30, 2002 and 2001 was $668,000, for both periods respectively. For the first nine months of 2002 and 2001, the income tax provision totaled $1,736,000 and $1,782,000, respectively.

On July 2, 2002, the New Jersey State Legislature passed the Business Tax Reform Act. This enactment, which was retroactive to January 1, 2002, increased the Company's effective tax rate. Although the Company is reviewing alternatives to minimize the effect of the new legislation, generally accepted accounting principles required the recognition of a "catch-up" adjustment in income tax expense for the first six months of 2002. The "catch-up" effect of these changes is approximately $120,000 in additional state taxes or approximately $0.035 per share. As required, this adjustment was included in the quarter ending September 30, 2002. Additionally, the Company expects its annual effective tax rate to increase from 34.0% to approximately 37.8%.



FINANCIAL CONDITION : September 30, 2002 and December 31, 2001

At September 30, 2002, the Company's total assets were $272,506,000 compared to $237,820,000 at December 31, 2001, an increase of 14.6%. Total loans experienced a 16.9% increase to $176,953,000 at September 30, 2002 from $151,384,000 at
December 31, 2001. Total deposits at September 30, 2002 were $243,034,000, 15.9% higher than the $209,624,000 at December 31, 2001.

LOAN PORTFOLIO
At September 30, 2002, the Company's total loans were $176,953,000, an increase of $25,569,000, or 16.9%, over total loans of $151,384,000 at December 31, 2001.
The increase in the loan portfolio since year end continues to be a combination of decreased customer payoffs and the lasting effect of continued customer referrals, selective marketing, and continued growth within the local Bergen County community. Management believes that the Company will remain successful in loan acquisition within this market due to the fact that, through mergers and acquisitions, the Company's trade area is now primarily served by large institutions, frequently headquartered out of state. Management believes that it is not cost-efficient for these larger institutions to provide the level of personal service to small business borrowers.

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

The following table sets forth the classification of the Company's loans by major category as of September 30, 2002 and December 31, 2001, respectively :


                                September 30, 2002     December 31, 2001
                                ------------------     -----------------
                                           (Dollars in thousands)

                              Amount        Percent       Amount        Percent
                              ------        -------       ------        -------
Commercial                  $122,883          69.4%    $ 109,978          72.6%
Mortgage                      29,219          16.5%       19,770          13.1%
Consumer                      24,851          14.1%       21,636          14.3%
                           ---------       --------    ---------      ---------

Total Loans                 $176,953           100%    $ 151,384           100%


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

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated :

                              Non-Performing Assets
                             (dollars in thousands)
                                                  September 30,         December 31,
                                                       2002                 2001
                                                       ----                 ----
Non-performing loans                                $     0               $    0
Other real estate                                         0                    0
                                                    -------               ------
     Total non-performing assets                    $     0               $    0

Non-performing loans to total gross loans               N/A                  N/A
Non-performing assets to total assets                   N/A                  N/A


As of September 30, 2002, and December 31, 2001, the Company had no non-performing loans.

In addition, there were no loans at September 30, 2002 where information about possible credit problems of borrowers causes management to have serious doubts as to the ultimate collectibility of such loans.

As of September 30, 2002 and December 31, 2001, there were no concentrations of loans exceeding 25% of the Company's total loans and the Company had no foreign loans. The Company's loans are primarily to businesses and individuals located in eastern Bergen County, New Jersey.

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

The Company's allowance for loan losses totaled $1,676,000 and $1,529,000 at September 30, 2002 and 2001, respectively. This increase in the allowance is due to provisions exceeding charge-offs, reflecting the continued growth of the loan portfolio. The following is a summary of the reconciliation of the allowance for loan losses for the nine month periods ended September 30, 2002 and 2001, respectively :

                                                                            Nine months ended
                                                                                September 30,
                                                                            2002           2001
                                                                            ----           ----
                                                                          (dollars in thousands)

Balance, beginning of period                                              $1,605         $1,473
Charge-offs                                                                 (259)           (48)
Recoveries                                                                     0              4
Provision charged to expense                                                 330            100
                                                                          ------         ------
Balance, end of period                                                    $1,676         $1,529
                                                                          ======         ======

Balance of allowance at end of period as
a percentage of loans at end of period                                      0.95%          1.11%


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

Management determines the appropriate classification of securities at the time of purchase. At September 30, 2002, $2,209,000 of the Company's investment securities were classified as held to maturity and $37,572,000 were classified as available for sale. At September 30, 2002, the Company held no securities which it classified as trading securities.

At September 30, 2002, total investment securities were $39,781,000, a decrease of $12,192,000 or 23.5%, from total investment securities of $51,973,000 at December 31, 2001. This decrease in investment securities from year end 2001 through the first nine months of 2002 reflects the maturity of investment securities which were used to fund loan growth.

The following table sets forth the carrying value of the Company's security portfolio as of the dates indicated.

A comparative summary of securities available for sale at September 30, 2002 and December 31, 2001 is as follows (in thousands) :


                                                                             Gross              Gross             Fair
                                                           Amortized      Unrealized          Unrealized         Market
                                                             Cost            Gains              Losses            Value
                                                        -------------    --------------     ---------------    ------------
September 30, 2002
U.S. Government and agency
   Obligations                                               $29,241               440                   -         $29,681
Municipal and state obligations                                7,141                 -                   -           7,141
FHLBNY stock                                                     431                 -                   -             431
Other equity securities                                          469                 -               (150)             319
                                                        -------------    --------------     ---------------    ------------
   Total available for sale                                  $37,282               440               (150)         $37,572

December 31, 2001
U.S. Government and agency
   Obligations                                               $34,702               385                 (7)         $35,080
Municipal and state obligations                                2,878                 -                   -           2,878
FHLBNY stock                                                     430                 -                   -             430
Other equity securities                                          469                 -               (129)             340
                                                        -------------    --------------     ---------------    ------------
   Total available for sale                                  $38,479               385               (136)         $38,728


A comparative summary of securities held to maturity at September 30, 2002 and December 31, 2001 is as follows (in thousands) :

                                                                             Gross              Gross             Fair
                                                           Amortized      Unrealized          Unrealized         Market
                                                             Cost            Gains              Losses            Value
                                                        -------------    --------------     ---------------    ------------
September 30, 2002
U.S. Government and agency
   Obligations                                               $ 1,530                35                   -         $ 1,565
Municipal and state obligations                                  679                 -                   -             679
                                                        -------------    --------------     ---------------    ------------
   Total held to maturity                                    $ 2,209                35                   -         $ 2,244

December 31, 2001
U.S. Government and agency
   Obligations                                               $ 8,573               109                   -         $ 8,682
Municipal and state obligations                                4,672                 -                 (1)           4,671
                                                        -------------    --------------     ---------------    ------------
   Total held to maturity                                    $13,245               109                 (1)         $13,353


The following table sets forth as of September 30, 2002, the maturity distribution of the Company's debt investment portfolio :


                     Maturity of Debt Investment Securities
                               September 30, 2002
                                 (in thousands)

                                     Securities                                           Securities
                                   Held to Maturity                                   Available for Sale
                      -------------- ---- --------------- ---- -------------     -------------- --- -------------- -- --------------
                                                               Weighted                                               Weighted
                      Amortized           Market               Average           Amortized          Market            Average
                      Cost                Value                Yield             Cost               Value             Yield
                      --------------      ---------------      -------------     --------------     --------------    --------------

Within 1 Year               $ 1,681          $ 1,684              3.89%                $ 7,140         $ 7,140            3.15%

1 to 5 Years                    528              560              5.00%                 27,137          27,549            3.69%

Over 5 Years                -                   -                   -                    2,105           2,133            5.00%
                      --------------      ---------------                        --------------     --------------

                            $ 2,209          $ 2,244                                   $36,382         $36,822
                            =======          =======                                   =======         =======



During the first nine months of 2002, the Company sold one investment security from its portfolio and realized a gain of approximately $102,500. The Company sold no securities from its portfolio during 2001.

DEPOSITS
Deposits are the Company's primary source of funds. The Company experienced an increase in deposit balances of $33,410,000 or 15.9% to $243,034,000 at September 30, 2002 as compared to $209,624,000 at December 31, 2001. This increase was accomplished as a result of opening four branches during second and third quarter, 2002, as well as continued market penetration through customer referrals. Within the increase in total deposits, all deposit types experienced growth of at least 14% since December 31, 2001. The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the amount of various types of deposits for each of the periods indicated (in thousands) :

                                                                       September 30,                      December 31 ,
                                                                            2002                             2001
                                                                            ----                             ----
                                                                    Amount             %             Amount             %
                                                                  --------            ---          --------            ---

       Non-interest Bearing Demand                                $ 91,942           37.8%         $ 78,894           37.7%
       Interest Bearing Demand                                      71,227           29.3%           62,452           29.8%
       Savings                                                      30,628           12.6%           25,454           12.1%
       Time Deposits                                                49,237           20.3%           42,824           20.4%
                                                                  --------           -----         --------           -----
                                                                  $243,034            100%         $209,624            100%
                                                                  ========           =====         ========           =====


The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of September 30, 2002 (in thousands).

           Three months or less                                         $    11,605
           Over three months through twelve months                            7,270
           Over one year through three years                                    429
           Over three years                                                       0
                                                                        -----------
           TOTAL                                                        $    19,304
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

The Company's total deposits equaled $243,034,000 at September 30, 2002 as compared to $209,624,000 at December 31, 2001. The increase in funds provided by deposit inflows during this period has been more than sufficient to provide for the Company's loan demand and excess funds have been invested in investment securities and federal funds sold.

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

                     Cumulative Rate Sensitive Balance Sheet
                               September 30, 2002
                                 (in thousands)

                          0 - 3     0 - 6     0 - 1     0 - 5                 All
                         Months    Months      Year      Year  5 + Years   Others         TOTAL
                         ------    ------     -----     -----  ---------   ------         -----
Investment Securities  $  3,920  $  3,920  $  8,182  $ 36,898  $  2,133  $      0      $ 39,031

Loans :
     Commercial          28,652    31,266    40,530    54,570    68,313         0       122,883
     Mortgages              344       459       800    10,730    18,489         0        29,219
     Consumer            22,411    22,862    23,120    24,473       378         0        24,851

Federal Funds Sold       27,500    27,500    27,500    27,500         0         0        27,500
Other Assets                  0         0         0         0         0    29,022        29,022
                       ----------------------------------------------------------   -----------

TOTAL ASSETS           $ 82,827  $ 86,007  $100,132  $154,171  $243,484  $272,506      $272,506
                       ========  ========  ========  ========  ========  ========   ===========


Transaction  Accounts  $ 48,543  $ 48,543  $ 48,543  $ 48,543  $      0  $      0      $ 48,543
Money Market             22,684    22,684    22,684    22,684         0         0        22,684
Savings                  30,628    30,628    30,628    30,628         0         0        30,628
Time < $100,000          10,633    24,407    28,053    28,876         0         0        28,876
Time > $100,000          11,605    18,243    18,875    20,360         0         0        20,360
Short term borrowings         0         0         0         0         0         0             0
Other Liabilities             0         0         0         0         0    92,672        92,672
Equity                        0         0         0         0         0    28,743        28,743
                       ----------------------------------------------------------   -----------

TOTAL LIABILITIES AND
 EQUITY                $124,093  $144,505  $148,783  $151,091  $151,091  $272,506      $272,506
                       ========  ========  ========  ========  ========  ========   ===========

Dollar Gap              (41,266)  (58,498)  (48,651)     3,080   92,393
Gap / Total Assets       -15.14%   -21.47%   -17.85%     1.13%   33.90%
Target Gap Range        +/-35.0% +/- 30.0% +/- 25.0%  +/-25.0%
RSA / RSL                 66.75%    59.52%    67.30%   102.04%  161.15%

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

The following table summarizes the risk-based and leverage capital ratios for the Company at September 30, 2002, as well as the required minimum regulatory capital ratios :

                                                   Capital Adequacy


                                                                            Minimum
                                                      September 30,         Regulatory
                                                          2002              Requirements
                                                    ----------------        -----------------
Risk-Based Capital :
           Tier I Capital Ratio                         15.25%                    4.0%
           Total Capital Ratio                          16.15%                    8.0%
Leverage Ratio                                          10.91%                    3.0%


CURRENT OPERATIONAL AND ACCOUNTING ISSUES

New Jersey Business Tax Reform Act
On July 2, 2002, the New Jersey State Legislature passed the Business Tax Reform Act. This enactment, which was retroactive to January 1, 2002, increased our effective tax rate. Although the Company is reviewing alternatives to minimize the effect of the new legislation, generally accepted accounting principles required the recognition of a "catch-up" adjustment in income tax expense for the first six months of 2002. The "catch-up" effect of these changes is approximately $120,000 in additional state taxes or approximately $0.035 per share. As required, this adjustment was included in the quarter ending September 30, 2002. Additionally, the Company expects its annual effective tax rate to increase from 34.0% to approximately 37.8%.

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

SFAS No. 147
In October, 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions- an amendment to FASB Statements No. 72 and 144 and FASB Interpretation No. 9. This Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The provisions of Statement No. 147 that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises.

Statement No. 147 clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The provisions of Statement No. 147 are effective October 1, 2002. This Statement will not have any impact on the consolidated financial statements.

PART II        OTHER INFORMATION
-------        -----------------

Item 1.        Legal proceedings  -  NONE

The Company and the Bank and periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. Management does not believe that there is any pending or threatened proceedings against the Company or the Bank which, if determined adversely, would have a material effect on the business, financial position or results of operations of the Company or the Bank.

Item 2.        Changes in securities  -  NONE

Item 3.        Defaults upon senior securities  -  NONE

Item 4.        Submission of matters to a vote of securities holders  -  NONE

Item 5.        Other information  -  NONE

Item 6.        Exhibits and reports on Form 8-K

          Exhibit
          Number             Description of Exhibits
          ------             -----------------------
            98               Certification pursuant to Section 906 of the
                              Sarbanes-Oxley Act of 2002

            99               Certifications pursuant to Item 307 of SEC
                              Regulations S-K and S-B

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       /s/  Albert F. Buzzetti
                               By:  _____________________________
                                    (Registrant - Bridge View Bancorp)
                                       Albert F. Buzzetti
                                       President and Chief Executive Officer




Date:  November 14, 2002

                                INDEX TO EXHIBITS







        Exhibit
        Number                Description of Exhibits
        ------                -----------------------

         98                   Certifications pursuant to Section 906 of the
                               Sarbanes-Oxley Act of 2002


         99                   Certifications pursuant to Item 307 of SEC
                               Regulations S-K and S-B