Form 10-K
BRIDGE VIEW BANCORP
filed 2003-03-20
CIK 1022809

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 5, 2003 was approximately $54,994,000.

The number of shares of the Issuer's Common Stock, no par value, outstanding as of March 5, 2003 was 3,699,823.

For the fiscal year ended December 31, 2002, the Issuer had total revenues of $13,989,000.

    TABLE OF CONTENTS

    PAGE

    PART I

    Item 1.            Description of Business                           3

    Item 2.            Description of Property                          10

    Item 3.            Legal Proceedings                                10

    Item 4.            Submission of Matters to a Vote of               11
                       Security Holders

    PART II

    Item 5.            Market for Registrant's Common Equity and        12
                       Related Stockholder Matters

    Item 6.            Selected Consolidated Financial Data             13
                       and Other Data

    Item 7.            Management's Discussion and Analysis of          14
                       Financial Condition and Results of Operations

    Item 7A.           Quantitative and Qualitative Disclosures         35
                       about Market Risk

    Item 8.            Financial Statements and Supplementary Data      35

    Item 9.            Changes In and Disagreements with Accountants    35
                       on Accounting and Financial Disclosures

    PART III

    Item 10.           Directors and Executive Officers                 35
                       of the Registrant

    Item 11.           Executive Compensation                           38

    Item 12.           Security Ownership of Certain Beneficial         42
                       Owners and Management

    Item 13.           Certain Relationships and Related                44
                       Transactions

    PART IV

    Item 14.           Exhibits and Financial Statement Schedules       45

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

The Bank is a commercial bank formed under the laws of the State of New Jersey on October 11, 1988. The Bank operates from its main office at 457 Sylvan Avenue, Englewood Cliffs, New Jersey, 07632, and its ten branch offices located at 1605 Lemoine Avenue, Fort Lee, New Jersey, 07024, 115 River Road, Edgewater, New Jersey, 07020, 899 Palisade Avenue, Fort Lee, New Jersey, 07024, 77 River Street, Hackensack, NJ, 07601, 20 West Railroad Avenue, Tenafly, NJ 07670, 4 Park Street, Harrington Park, NJ 07640, 35 North Washington Avenue, Bergenfield, NJ 07621, 819 Teaneck Road, Teaneck, NJ 07666, 245 Main Street, Ridgefield Park, NJ 07660, 85 Jefferson Avenue, Westwood, NJ 07675. All branch locations are in Bergen County, NJ.

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

Service Area

The Company's service area primarily consists of Bergen County, New Jersey. The Company operates its main office in Englewood Cliffs, New Jersey and ten branch offices in Fort Lee(2), Edgewater, Hackensack, Tenafly, Harrington Park, Bergenfield, Teaneck, Ridgefield Park, and Westwood, New Jersey; all in Bergen County, NJ.

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

Employees

At December 31, 2002, the Company employed ninety eight full-time equivalent employees. None of these employees is covered by a collective bargaining agreement. The Company believes that its employee relations remain good.

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

Recent Developments

The Company has entered into an agreement to merge with and into Interchange Financial Services Corporation, with Bridge View Bank merging with and into Interchange Bank. This agreement is presently subject to regulatory approval and shareholder approval of both Bridge View Bancorp and Interchange Financial Services Corporation and is anticipated to close in second quarter, 2003.

ITEM 2. DESCRIPTION OF PROPERTY

The Company conducts its business through its main office located at 457 Sylvan Avenue, Englewood Cliffs, New Jersey, and its eleven branch network. The following table sets forth certain information regarding the Company's properties as of December 31, 2002.

                                   Leased                   Date of Lease
Location                          or Owned                   Expiration
457 Sylvan Avenue                  Owned                        N/A
Englewood Cliffs, NJ

1605 Lemoine Avenue               Leased                  November, 2007
Fort Lee, NJ

115 River Road                    Leased                  April, 2005
Edgewater, NJ

899 Palisade Avenue               Leased                  September, 2006
Fort Lee, NJ

77 River Street                   Leased                  December, 2012
Hackensack, NJ

20 West Railroad Avenue           Leased                  April, 2005
Tenafly, NJ

4 Park Street                     Leased                  December, 2009
Harrington Park, NJ

35 North Washington Avenue         Owned                  N/A
Bergenfield, NJ

819 Teaneck Road                   Owned                  N/A
Teaneck, NJ

245 Main Street                    Owned                  N/A
Ridgefield Park, NJ

85 Jefferson Street                Leased                 May, 2025
Westwood, NJ

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

                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of the Registrant's shareholders during the Fourth Quarter of fiscal 2002.

    ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Commencing on December 20, 1996, the Company's Common Stock began trading on the American Stock Exchange under the symbol "BVB". As of December 31, 2002, there were 1,234 stockholders of record of the Common Stock.
    The following table sets forth the quarterly high and low bid prices of the Common Stock as reported on the American Stock Exchange for the periods presented. The stock prices and cash dividends are adjusted to reflect stock dividends and stock splits through the 2002 stock dividend.

                                                          Bid

                                               --------------------------

                                                                    Cash
                                         High          Low         Dividend

    Year Ended December 31, 2002
    Fourth Quarter                      $15.14        $12.00        $0.10
    Third quarter                        14.55         12.91         0.10
    Second quarter                       15.00         12.95         0.10
    First quarter                        13.97         12.72         0.09

    Year Ended December 31, 2001
    Fourth quarter                      $15.14        $12.00        $0.09
    Third quarter                        14.55         12.91         0.09
    Second quarter                       15.00         12.95         0.09
    First quarter                        13.97         12.72         0.08

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



                                                           Years Ended December 31,
                                            2002        2001        2000        1999        1998
                                     ------------------------------------------------------------
Selected Operating Data:
Total interest income                    $13,989     $14,829     $15,232     $12,558     $10,883
Total interest expense                     1,691       3,191       4,290       3,182       3,006
                                     ------------------------------------------------------------
Net interest income                       12,298      11,638      10,942       9,376       7,877
Provision for loan losses                    570         165         190         195         140
                                     ------------------------------------------------------------
Net interest income after
 provision for
     loan loss                            11,728      11,473      10,752       9,181       7,737
Other income                               2,522       1,907       1,501       1,409       1,301
Other expenses                             8,826       6,299       5,950       5,662       4,848
                                     ------------------------------------------------------------
Income before income taxes                 5,424       7,081       6,303       4,928       4,190
Income tax expense                         2,066       2,512       2,201       1,792       1,587
                                     ------------------------------------------------------------
Net income                                $3,358      $4,569      $4,102      $3,136      $2,603
                                     ============================================================

Basic Earnings per Share  (1)              $0.95       $1.29       $1.16       $0.89       $0.74
Diluted Earnings per Share  (1)            $0.91       $1.25       $1.13       $0.86       $0.72





(1) All shares data has been restated to reflect stock dividends and stock split through the 2002 stock dividend.



                                                            At December 31,
                                     ------------------------------------------------------------
Selected Financial Data:                    2002        2001        2000        1999        1998
                                     ------------------------------------------------------------
Total Assets                            $281,566    $237,820    $234,927    $203,272    $170,768
Net Loans                                188,804     149,308     131,385     116,961      96,955
Total Deposits                           251,050     209,624     208,365     183,205     152,700
Stockholders' Equity                      29,032      26,866      23,263      19,329      17,237




                                                            At or for the year ended December 31,
                                     ------------------------------------------------------------
Selected Financial Ratios:                  2002        2001        2000        1999        1998
                                     ------------------------------------------------------------
Return on Average Assets (ROA)              1.30%       1.98%       1.92%       1.66%       1.67%
Return on Average Equity (ROE)             11.93%      18.32%      19.47%      17.07%      16.05%
Equity to Total Assets at Year-End         10.31%      11.30%       9.90%       9.51%      10.09%
Dividend Payout Ratio                      41.27%      27.60%      14.84%      17.53%      20.13%


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

Since opening in 1990, the Bank has increased its branch network to eleven branches, including its main office.

RESULTS OF OPERATIONS - 2002 versus 2001

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

NET INCOME

For the year ended December 31, 2002, net income decreased by $1,211,000, or 26.5%, to $3,358,000 from $4,569,000 for the year ended December 31, 2001. The decrease in net income for the year ended December 31, 2002 compared to 2001 included increase in the provision for loan losses, increases in non-interest expense associated with opening and staffing of four new branches, funding of the Directors' Retirement Plan, and included an increase of almost 2.5% in the Company's effective tax rate as a result of the New Jersey State Legislature's enactment of the Business Tax Reform Act. Additionally, certain expenses related to the proposed merger with Interchange Financial Services Corporation contributed to the decrease in net income. The Company experienced an increase in non-interest income, reaching $2,522,000 for the year ended December 31, 2002 from $1,907,000 for the same period in 2001. The increase in non-interest income reflects the combination of an increase in average deposit levels and a recognized gain of $102,500 from the sale of a security during the second quarter 2002.

On a per share basis, basic earnings per share for the year ended December 31, 2002 were $0.95 as compared to $1.29 for the year ended December 31, 2001, representing a decrease of 26.4%. Diluted earnings per share were $0.91 for 2002 as compared to $1.25 for 2001. All share data has been restated to reflect all stock dividends and stock splits through the March 5, 2002 stock dividend.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest bearing liabilities and the interest rate paid on them. For the year ended December 31, 2002, net interest income increased by $660,000, or 5.7%, to $12,298,000 from $11,638,000 for the year ended December 31, 2001. This increase in net interest income is primarily the result of a 47.0% decrease in interest expense from $3,191,000 in 2001 to $1,691,000 in 2002, partially offset by a reduction of $840,000 in total interest income. The decrease in interest expense reflects a reduction in the rates paid on the Company's interest bearing liabilities to 1.16% for the twelve months ended December 31, 2002 from the 2.41% paid in the prior year, as well as an $11.1 million increase in the average balance of non-interest bearing deposits year over year. The reductions in rate were partially offset by a $13.7 million increase in the average balance of interest bearing liabilities for 2002 compared to 2001.

Average Balance Sheets

The following table sets forth certain information relating to the Company's average assets and liabilities for the years ended December 31, 2002, 2001, and 2000, and reflects the average yield on assets and average cost of liabilities for the period indicated. Such yields are derived by dividing income or expense, on a tax-equivalent basis, by the average balance of assets or liabilities, respectively, for the periods shown. Securities available for sale are reflected in the following table at amortized cost. Non-accrual loans are included in the average loan balance. Amounts have been computed on a fully tax-equivalent basis, assuming a blended tax rate of 38% in 2002 and 36% during 2001 and 2000.




                        For the years ended December 31,
                             (dollars in thousands)
                                            2002                          2001                          2000
                               ----------------------------- ----------------------------- -----------------------------
                               Average            Average    Average            Average    Average            Average
                               Balance   Interest Yield/Cost Balance   Interest Yield/Cost Balance   Interest Yield/Cost
                               --------- -------- ---------- --------- -------- ---------- --------- -------- ----------
ASSETS :
Interest-Earning Assets:
Loans (net of unearned income) $169,712  $12,010       7.08% $136,732  $11,115       8.13% $125,214  $11,048       8.82%
Tax-Exempt Securities             8,214      295       3.59     7,684      501       6.52    10,375      620       5.98
Taxable Investment Securities    33,455    1,418       4.24    43,347    2,433       5.61    52,225    3,209       6.15
Federal Funds Sold               19,517      306       1.57    22,321      913       4.09     7,394      490       6.63
Interest-earning cash accounts    2,469       55       2.23       226       13       5.75       513       38       7.41
FHLB Stock                          431       17       3.94       480       34       7.08       512       38       7.42
                               --------- --------            --------- --------            --------- --------
Total Interest-earning Assets   233,798   14,101       6.03%  210,790   15,009       7.12%  196,233   15,443       7.87%
                               --------- --------            --------- --------            --------- --------
Non-interest earning Assets      26,378                        21,453                        18,294
Allowance for Loan Losses        (1,650)                       (1,499)                       (1,368)
                               ---------                     ---------                     ---------
TOTAL ASSETS                   $258,526                      $230,744                      $213,159
                               =========                     =========                     =========

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest-Bearing
 Liabilities :
Demand Deposits                 $45,132     $236       0.52%  $38,725     $472       1.22%  $31,673     $551       1.74%
Savings Deposits                 29,301      136       0.46    22,857      219       0.96    22,144      310       1.40
Money Market Deposits            25,681      201       0.78    15,988      213       1.33    14,133      265       1.88
Time Deposits                    45,643    1,117       2.45    52,840    2,212       4.19    59,897    3,136       5.24
Short Term Borrowings                64        1       1.56     1,760       75       4.26       206       28       6.59
                              ---------- --------           ---------- --------            --------- --------
Total Interest-Bearing
 Liabilities                    145,821    1,691       1.16%  132,170    3,191       2.41%  128,053    4,290       3.35%
                              ---------- --------           ---------- --------            --------- --------
Non-Interest Bearing
 Liabilities:
Demand Deposits                  83,650                        72,535                        62,863
Other Liabilities                   913                         1,094                         1,178
                              ----------                    ----------                     ---------
Total Non-Interest Bearing
 Liabilities                     84,563                        73,629                        64,041
Stockholders' Equity             28,142                        24,945                        21,065
                              ----------                    ----------                     ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY          $258,526                      $230,744                      $213,159
                             ==========                     ==========                     =========
Net Interest Income
(Tax Equivalent Basis)                   $12,410                       $11,818                       $11,153
Tax Equivalent Basis
 adjustment                                 (112)                         (180)                         (211)
                                        ---------                     ---------                      --------
Net Interest Income                      $12,298                       $11,638                       $10,942
                                        =========                     =========                      ========
Net Interest Rate Spread                               4.87%                         4.71%                         4.52%
                                                   =========                     =========                      ========
Net Interest Margin                                    5.31%                         5.61%                         5.68%
                                                   =========                     =========                      ========
Ratio of Interest-Earning
 Assets to Interest-
 Bearing Liabilities               1.60                          1.59                          1.53
                              ==========                    ==========                     =========



Rate/Volume Analysis

The following table presents, by category, the major factors that contributed to the changes in net interest income on a tax equivalent basis for each of the years ended December 31, 2002 and 2001.




                               Year Ended                           Year Ended
                              December 31,                         December 31,
                              2002 versus                          2001 versus
                                   2001                                2000
                     ---------------------------------   ----------------------------------------
                                                ( in thousands )
                            Increase (Decrease)                 Increase (Decrease)
                             due to change in                    due to change in
                                  Average                             Average

                      Volume         Rate        Net       Volume       Rate                Net

                     ---------------------------------   ----------------------------------------

Interest Income :
Loans (net of
 unearned income)     $ 2,677     $ (1,782)     $ 895     $ 1,016        $ (949)            $ 67
Tax Exempt Securities      35         (241)      (206)       (161)           42             (119)
Taxable Investment
Securities               (557)        (458)    (1,015)       (546)         (230)            (776)
Federal Funds Sold       (115)        (492)      (607)        990          (567)             423
Interest earning cash
 accounts                 129          (87)        42         (21)           (4)             (25)
Federal Home Loan
Bank Stock                 (3)         (14)       (17)         (2)           (2)              (4)
                     ---------------------------------   ----------------------------------------


Total Interest Income   2,166       (3,074)      (908)      1,276        (1,710)            (434)
                     ---------------------------------   ----------------------------------------


Interest Expense :
Demand Deposits            80         (316)      (236)        123          (202)             (79)
Savings Deposits           64         (147)       (83)         10          (101)             (91)
Money Market Deposits     129         (141)       (12)         35           (87)             (52)
Time Deposits            (301)        (794)    (1,095)       (370)         (554)            (924)
Short Term Borrowings     (72)          (2)       (74)        102           (55)              47
                     ---------------------------------   ----------------------------------------

Total Interest
 Expense                 (100)      (1,400)    (1,500)       (100)         (999)          (1,099)
                     ---------------------------------   ----------------------------------------

Net change in
 Interest Income      $ 2,266     $ (1,674)     $ 592     $ 1,376        $ (711)           $ 665
                     =================================   ========================================


PROVISION FOR LOAN LOSSES

For the year ended December 31, 2002, the Company's provision for loan losses was $570,000, an increase of $405,000 from the provision of $165,000 for the year ended December 31, 2001. The increased provision is directly related to the growth of the loan portfolio, which experienced an increase of 26.3% from $151.4 million at December 31, 2001 to $191.2 million at December 31, 2002 as well as an increase in net charge-offs which experienced a $226,000 increase during 2002.

OTHER INCOME

Other income, which was primarily attributable to service fees received from deposit accounts, for the year ended December 31, 2002, was $2,522,000, an increase of $615,000 or 32.2% above the $1,907,000 received during the year ended December 31, 2001. The increase in other income reflects the combination of an increase in average deposit levels and a recognized gain of $102,500 from the sale of a security during the second quarter 2002.

OTHER EXPENSES

Other expenses for the year ended December 31, 2002 amounted to $8,826,000, an increase of $2,257,000 or 40.1% over the $6,299,000 for the year ended December 31, 2001. This increase is related, primarily, to opening and staffing of four new branches, data processing costs, increases for employee and director benefits, as well as other administrative expenses resulting from the Company's growth since December 31, 2001 or related to the proposed merger.

INCOME TAX EXPENSE

The income tax provision, which includes both federal and state taxes, for the years ended December 31, 2002 and 2001 was $2,066,000 and $2,512,000,
respectively. The income tax expense includes the effect of an almost 2.5% increase in the Company's effective tax rate as a result of the New Jersey State Legislature's enactment of the Business Tax Reform Act during 2002.

RESULTS OF OPERATIONS - 2001 versus 2000

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

FINANCIAL CONDITION

At December 31, 2002, the Company's total assets were $281,566,000 compared to $237,820,000 at December 31, 2001. Total loans increased to $191,226,000 at December 31, 2002 from $151,384,000 at December 31, 2001. Total deposits at year end 2002 were $251,050,000 compared to $209,624,000 at December 31, 2001.

LOAN PORTFOLIO

At December 31, 2001, the Company's total loans were $191,226,000, an increase of $39,842,000 or 26.3% over total loans of $151,384,000 at December 31, 2001.
The increase in the loan portfolio continues to be attributable to the effect of customer referrals, selective marketing, and growth within the local Bergen County community as well as the effect of successful marketing and networking related to the four new branches. Management believes that the Company will remain successful in loan acquisition within this market due to the fact that, through mergers and acquisitions, the Company's trade area is now primarily served by large institutions, frequently headquartered out of state. Management maintains that it is not cost-efficient for these larger institutions to provide the level of personal service to small business borrowers.

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

The following table sets forth the classification of the Company's loans by major category as of December 31, 2002, 2001, 2000, 1999, and 1998, respectively:





                                                              December 31,
                                  --------------------------------------------------------------

                                        2002        2001         2000        1999       1998
                                  -----------  ----------  -----------  ----------  ------------
                                                           (in thousands)

Commercial and Industrial            $32,187     $30,655      $26,087     $17,610    $18,906
Real Estate :
        Non-residential properties    73,508      65,633       55,699      51,553     33,487
        Residential properties        62,558      43,112       43,000      39,981     37,703
        Construction                  18,158       8,443        4,902       6,901      5,443
Consumer                               4,815       3,541        3,567       2,500      2,694
                                  -----------  ----------  -----------  ----------  ------------

Total Loans                         $191,226    $151,384     $133,255    $118,545    $98,233
                                  ===========  ==========  ===========  ==========  ============




The following table sets forth fixed and adjustable rate loans as of December 31, 2002 in terms of interest rate sensitivity (in thousands) :



                               Within
                               One Year   1 to 5    After 5
                                           Years      Years         Total
                              ---------  ---------  ---------    -----------

Loans with Fixed Rate          $23,998    $23,689    $92,224       $139,911
Loans with Adjustable Rate      48,980      1,489        846         51,315



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

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated :



                                                                December 31,
                                    --------------------------------------------------------------

                                          2002        2001         2000         1999       1998
                                    -----------  ----------  -----------  -----------  -----------
                                                             (in thousands)

Non-performing loans                        $0          $0          $25          $25         $0
Other real estate owned                      0           0            0            0        163
                                    -----------  ----------  -----------  -----------  -----------
        Total non-performing assets         $0          $0          $25          $25       $163

Non-performing assets to total gross
     loans and other real estate
      owned                                N/A         N/A         0.02%        0.02%      0.17%
Non-performing assets to total
 assets                                    N/A         N/A         0.01%        0.01%      0.10%
Non-performing loans to total gross
 loans                                     N/A         N/A         0.02%        0.02%      0.00%
Allowance for possible loan losses
 as a percentage of
 non-performing loans                      N/A         N/A     5,892.00%    5,240.00%       N/A



As of December 31, 2002 and 2001, respectively, the Company had no non-accrual loans. At December 31, 2000, the Company had one non-accrual loan which represented a line of credit.

Other than as disclosed above, there were no loans where information about possible credit problems of borrowers causes management to have serious doubts as to the ultimate collectibility of such loans.

As of December 31, 2002 and 2001, there were no concentrations of loans exceeding 25% of the Company's total loans and the Company had no foreign loans. The Company's loans are primarily to businesses and individuals located in eastern Bergen County, New Jersey.

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

The Company's allowance for loan losses totaled $1,916,000 and $1,605,000 at December 31, 2002 and 2001, respectively. This increase in the allowance is due to the continued growth of the loan portfolio. The following is a summary of the reconciliation of the allowance for loan losses for the periods indicated :




                                                               At December 31,
                                       -------------------------------------------------------------

                                            2002        2001         2000        1999          1998
                                       ----------  ----------  -----------  ----------  ------------
                                                               (in
                                                                thousands)

Balance, beginning of year                $1,605      $1,473       $1,310      $1,127        $1,009
Charge-offs
     Commercial and Industrial                (2)        (25)         (25)          -             -
     Real Estate                            (267)        (30)           -           -             -
     Consumer                                 (7)          -           (4)        (13)          (22)
                                       ----------  ----------  -----------  ----------  ------------
          Total Charge-offs                 (276)        (55)         (29)        (13)          (22)
Recoveries
     Commercial and Industrial                 -           -            2           -             -
     Real Estate                              17           -            -           -             -
     Consumer                                  -          22            -           1             -
                                       ----------  ----------  -----------  ----------  ------------
          Total Recoveries                    17          22            2           1             -
Provision charged to expense                 570         165          190         195           140
                                       ----------  ----------  -----------  ----------  ------------
Balance, end of year                      $1,916      $1,605       $1,473      $1,310        $1,127

Ratio of net charge-offs to average
 loans outstanding                          0.15%       0.02%        0.02%       0.01%         0.03%
Balance of allowance at end of year as
 a percentage of loans at end of year       1.00%       1.06%        1.11%       1.11%         1.15%


The following table sets forth, for each of the Company's major lending areas, the amount and percentage of the Company's allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated:



             Allocation of the Allowance for Loan Losses by Category
                        For the years ended December 31,
                             (dollars in thousands)

                        2002                 2001                 2000                 1999                 1998
                             % of                 % of                 % of                 % of                 % of
                             Total                Total                Total                Total                Total
                Amount % of   Loans Amount  % of   Loans Amount  % of   Loans Amount % of    Loans Amount % of    Loans
                        ALL                  ALL                  ALL                 ALL                  ALL
               ---------------------------------------------------------------------------------------------------------
Balance  applicable to:
Commercial       $692  36.12% 16.83%  $613  38.19% 20.25%  $506  34.36% 19.58%  $466  35.57% 14.86%  $342  30.35% 19.25%
Real Estate :
 Non-
  residential
  property        499  26.04% 38.44%   456  28.41% 43.35%   416  28.24% 41.80%   350  26.72% 43.48%   306  27.15% 34.09%
 Residential
  property        403  21.03% 32.71%   279  17.38% 28.86%   279  18.94% 34.55%   233  17.79% 35.50%   224  19.88% 38.38%
 Construction     182   9.50%  9.50%    84   5.23%  5.58%    50   3.39%  3.68%    68   5.19%  5.82%    54   4.79%  5.54%
Consumer           60   3.13%  2.52%    39   2.44%  1.96%    36   2.44%  0.39%    26   1.98%  0.34%    22   1.95%  2.74%

               --------------       --------------       --------------       --------------       --------------
Sub-total      $1,836  95.82%100.00%$1,471  91.65%100.00%$1,287  87.37%100.00%$1,143  87.25%100.00%  $948  84.12%100.00%
               --------------       --------------       --------------       --------------       --------------
Unallocated
 Reserves          80   4.18%          134   8.35%          186  12.63%          167  12.75%          179  15.88%
               -------              -------              -------              -------              -------

TOTAL          $1,916 100.00%100.00%$1,605 100.00%100.00%$1,473 100.00%100.00%$1,310 100.00%100.00%$1,127 100.00%100.00%
               =========================================================================================================

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

Management determines the appropriate classification of securities at the time of purchase. At December 31, 2002, $525,000 of the Company's investment securities were classified as held to maturity and $40,110,000 were classified as available for sale. At December 31, 2002, the Company held no securities which it classified as trading securities.


At December 31, 2002, total investment securities were $40,635,000, a decrease of $11,338,000, from total investment securities of $51,973,000 at December 31, 2001. This decrease in investment securities from year end 2001 to year end 2002 reflects the maturity of investment securities which continue to be used to fund loan growth.

The following table sets forth the carrying value of the Company's security portfolio as of the dates indicated.




                                                      At December 31,
                             -----------------------------------------------------------------
                                                       (in thousands)
                                     2002                  2001                  2000
                             --------------------  ---------------------- --------------------


                             Amortized   Market     Amortized    Market   Amortized    Market
                               Cost       Value       Cost       Value       Cost      Value
                             ---------  ---------   ---------  ---------- ---------- ----------

Available for sale
U.S. Government and agency
   Obligations                $29,322    $29,824     $34,702     $35,080    $20,076    $20,076
Municipal and state
 obligations                    9,536      9,536       2,878       2,878          -          -
FHLBNY stock                      431        431         430         430        512        512
Other equity securities           469        319         469         340        469        340
                             ---------  ---------   ---------  ----------  --------- ----------
   Total available for sale   $39,758    $40,110     $38,479     $38,728    $21,057    $20,928

Held to Maturity
U.S. Government and agency
   Obligations                  $ 525      $ 558     $ 8,573     $ 8,682    $24,586    $24,636
Municipal and state
 obligations                        -          -       4,672       4,671     10,155     10,160
                             ---------  ---------   ---------  ----------  --------- ----------
   Total held to maturity        $525       $558     $13,245     $13,353    $34,741    $34,796

        Total Investment
         Securities           $40,283    $40,668     $51,724     $52,081    $55,798    $55,724
                             =========  =========   =========  ==========  ========= ==========



The following table sets forth as of December 31, 2002 and December 31, 2001, the maturity distribution of the Company's debt investment portfolio :





                     Maturity of Debt Investment Securities
                                December 31, 2002
                                  (in thousands)

                                    Securities                          Securities
                                  Held to Maturity                  Available for Sale
                                                  Weighted                           Weighted
                        Amortized      Market     Average    Amortized    Market     Average
                        Cost           Value      Yield      Cost         Value      Yield
                        ----------   ----------   ---------  ----------   ---------  ----------

Within 1 year                   -            -           -     $14,557     $14,698        2.74%

1 to 5 years                 $525         $558        5.00%     22,196      22,518        3.58%

Over 5 years                    -            -           -       2,105       2,144        5.00%

                        ----------   ----------              ----------   ---------

                             $525         $558                 $38,858     $39,360
                        ==========   ==========              ==========   =========






                                December 31, 2001
                                  (in thousands)
                                    Securities                        Securities
                                  Held to Maturity                  Available for Sale

                                                  Weighted                           Weighted
                        Amortized    Market       Average    Amortized    Market     Average
                        Cost         Value        Yield      Cost         Value      Yield
                        ----------   ----------   ---------  ----------   ---------  ----------

Within 1 year             $12,709      $12,807        5.14%     $2,878      $2,878        3.30%

1 to 5 years                  536          546        5.00%     33,703      34,073        4.77%

Over 5 years                    -            -           -         999       1,007        8.02%

                        ----------   ----------              ----------   ---------

                          $13,245      $13,353                 $37,580     $37,958
                        ==========   ==========              ==========   =========



During 2002, the Company sold one security and recognized a gain of $102,500 from the transaction. The Company sold no securities from its portfolio during 2001.

DEPOSITS

Deposits are the Company's primary source of funds. The Company experienced a growth in average deposit balances of $26,462,000 or 11.5% to $229,407,000 at December 31, 2002 as compared to $202,945,000 at December 31, 2001. This market penetration was accomplished as a result of the combined effect of four new branches and continued customer referrals during 2002. Average non-interest bearing demand deposits increased by $11,115,000 or 15.3% and average interest bearing demand deposits increased by $16,100,000 or 29.4% from 2001 to 2002. Average time deposits experienced a decrease of $7,197,000, or 13.6%, from $52,840,000 in 2001 to $45,643,000 in 2002. The aggregate amount of average non-interest bearing deposits totaled 36.5% of the Company's total average deposits at December 31, 2002 as compared to 35.7% at December 31, 2001. The Company has no foreign deposits, nor are there any material concentrations of deposits.

The following table sets forth the average amount of various types of deposits for each of the periods indicated :




                                                       December 31,
                                                   (Dollars in Thousands)
                                    2002                    2001                  2000
                          ----------------------  ----------------------  ------------------------
                                       Average                Average                Average
                            Amount    Yield/Rate   Amount    Yield/Rate   Amount    Yield/Rate
                          ----------  ----------  ---------  ----------  ---------  --------------
Non-interest Bearing
 Demand                     $83,650           -    $72,535           -    $62,863           -
Interest Bearing Demand      70,813        0.62%    54,713        1.25%    45,806        1.78%
Savings                      29,301        0.46%    22,857        0.96%    22,144        1.40%
Time Deposits                45,643        2.45%    52,840        4.19%    59,897        5.24%
                          ----------              ---------              ---------

                           $229,407               $202,945               $190,710
                          ==========              =========              =========


    The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposit of denominations of $100,000 or more as of December 31, 2002

    (in thousands).

    Three months or less                   $ 11,264

    Over three months through twelve months   5,929

    Over one year through three years           427

    Over three years                              0

    Total                                  $ 17,620

    LIQUIDITY

    The Company's liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits, and other cash outflows in a cost-effective manner. The Company's principal sources of funds are deposits, scheduled amortization and prepayments of loan principal, maturities of investment securities, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flow and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.
    The Company's total deposits equaled $251,050,000 at December 31, 2002 as compared to $209,624,000 at December 31, 2001. The increase in funds provided by deposit inflows during this period has been sufficient to provide for the Company's loan demand.
    Through the investment portfolio, the Company has generally sought to obtain a safe, yet slightly higher yield than would have been available to the Company as a net seller of overnight federal funds while still maintaining liquidity. Through its investment portfolio, the Company also attempts to manage its maturity gap by seeking maturities of investments which coincide as closely as possible with maturities of deposits. The investment portfolio also includes securities held for sale to provide liquidity for anticipated loan demand and liquidity needs.
    Although the Company has traditionally been a net "seller" of federal funds, the Company does have lines of credit with the Federal Home Loan Bank of New York and First Tennessee Bank for "purchase" of federal funds in the event that temporary liquidity needs arise. The Company also has the ability to borrow from the Federal Home Loan Bank of New York should that need arise.
    Management believes that the Company's current sources of funds provide adequate liquidity for the current cash flow needs of the Company.

    INTEREST RATE SENSITIVITY ANALYSIS

    The principal objective of the Company's asset and liability management function is to evaluate the interest-rate risk included in certain balance sheet accounts; determine the level of risk appropriate given the Company's business focus, operating environment, capital and liquidity requirements; establish prudent asset concentration guidelines; and manage the risk consistent with Board approved guidelines. The Company seeks to reduce the vulnerability of its operations to changes in interest rates and to manage the ratio of interest-rate sensitive assets to interest-rate sensitive liabilities within specified maturities or repricing dates. The Company's actions in this regard are taken under the guidance of the Asset/Liability Committee (ALCO) of the Board of Directors. The ALCO generally reviews the Company's liquidity, cash flow needs, maturities of investments, deposits and borrowings, and current market conditions and interest rates.
    One of the monitoring tools used by the ALCO is an analysis of the extent to which assets and liabilities are interest rate sensitive and measures the Company's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising rates, a negative gap may result in the yield on the institution's assets increasing at a slower rate than the increase in its cost of interest-bearing liabilities resulting in a decrease in net interest income. Conversely, during a period of falling interest rates, an institution with a negative gap would experience a repricing of its assets at a slower rate than its interest-bearing liabilities which, consequently, may result in its net interest income growing.
    The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at the periods indicated which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods presented. Except as noted, the amount of assets and liabilities which reprice or mature during a particular period were determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Because the Bank has no interest bearing liabilities with a maturity greater than five years, management believes that a static gap for the over five year time period reflects a more accurate assessment of interest rate risk. The Company's loan repayment assumptions are based upon actual historical repayment rates. At December 31, 2002, the Company is within the target gap range as established by the Asset/Liability Committee of the Board of Directors.

                    Cumulative Rate Sensitive Balance Sheet

                               December 31, 2002

                                 (in thousands)


                        0 - 3     0 - 6   0 - 1 Year  0 - 5   5 + Years All Others
                        Months    Months               Years                           TOTAL
                      ----------- ------  ---------- --------  -------- ----------     -----

Investment Securities    $2,056    $4,263   $14,644   $37,741    $2,144        $0       $39,885

Loans :
     Commercial          33,298    36,527    43,924    58,379    72,920         0       131,299
     Mortgages                1        39       429     9,957    19,666         0        29,623
     Consumer            27,031    28,284    28,625    29,820       484         0        30,304

Federal Funds Sold       19,500    19,500    19,500    19,500         0         0        19,500
Other Assets                  0         0         0         0         0    30,955        30,955
                      ------------------------------------------------------------  ------------

TOTAL ASSETS            $81,886   $88,613  $107,122  $155,397  $250,611  $281,566      $281,566
                      ============================================================  ============

Transaction /
Demand Accounts         $47,231   $47,231   $47,231   $47,231       $ 0       $ 0       $47,231
Money Market             21,049    21,049    21,049    21,049         0         0        21,049
Savings                  33,113    33,113    33,113    33,113         0         0        33,113
CD's  less than
 $100,000                18,185    31,456    35,615    38,004         0         0        38,004
CD's  greater than
 $100,000                11,264    17,153    17,193    17,620         0         0        17,620
Other Liabilities             0         0         0         0         0    95,517        95,517
Equity                        0         0         0         0         0    29,032        29,032
                      ------------------------------------------------------------  ------------

TOTAL LIABILITIES AND
 EQUITY                $130,842  $150,002  $154,201  $157,017  $157,017  $281,566      $281,566
                      ============================================================  ============

Dollar Gap              (48,956)  (61,389)  (47,079)   (1,620)   93,594
Gap / Total Assets       -17.40%   -21.82%   -16.74%    -0.58%    33.24%
Target Gap Range        +/-35.0% +/- 30.0% +/- 25.0%  +/-25.0%        -
RSA / RSL                 62.58%    59.07%    69.47%    98.97%   159.61%
(Rate Sensitive Assets to
Rate Sensitive Liabilities)



    MARKET RISK

    Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Thus, management actively monitors and manages its interest rate risk exposure.
    The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changing interest rates on its net interest income using several tools. One measure of the Company's exposure to differential changes in interest rates between assets and liabilities is shown in the Company's Cumulative Rate Sensitive Balance Sheet under the Interest Rate Sensitivity Analysis caption.
    The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk.
    The Company continually evaluates interest rate risk management opportunities. Management believes that hedging instruments currently available are not cost-effective, and therefore, has focused its efforts on increasing the Company's yield-cost spread through retail growth opportunities.
    The following table discloses the Company's financial instruments that are sensitive to change in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 2002. Market risk sensitive instruments are generally defined as on- and off- balance sheet financial instruments.

                      Expected Maturity/Principal Repayment

                                December 31, 2002

                             (Dollars in thousands)



             Avg.                                           There-           Fair
              Int.                                           After  Total    Value
              Rate     2003    2004    2005    2006    2007
            ------    -----   -----   -----   -------  ----- ------ -----    -----
Interest
 Rate
 Sensitive
 Assets :
Loans          7.08% 72,978   6,567   6,465   7,051   5,095 93,070 191,226  195,188
Tax Exempt
 Securities    3.59%  9,536      --      --      --      --     --   9,536    9,536
Investment
 Securities    4.24%  5,108  10,288   9,707   1,010   2,092  2,144  30,349   30,382
Fed Funds
 Sold          1.57% 19,500      --      --      --      --     --  19,500   19,500
Interest
 Bearing
 Cash          2.23%  2,377      --      --      --      --     --   2,377    2,377

Interest
 Rate
 Sensitive
 Liabilities:
Demand
 Deposits      0.52% 47,231      --      --      --      --     --  47,231   47,231
Savings
 Deposits      0.46% 33,113      --      --      --      --     --  33,113   33,113
Money Market
 Deposits
               0.78% 21,049      --      --      --      --     --  21,049   21,049
Time
 Deposits      2.45% 52,808   2,816      --      --      --     --  55,624   56,024
Short Term
 Borrowings    1.56%     --      --      --      --      --     --      --       --


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

    The following table summarizes the risk-based and leverage capital ratios for the Company at December 31, 2002, as well as the required minimum regulatory capital ratios :

                                                          Minimum
                              December 31,                Regulatory
                              2002                        Requirements
                              ------------                -----------

    Risk-Based Capital :

    Tier I Capital Ratio            14.46%                4.0%

    Total Capital Ratio             15.42%                8.0%

    Leverage Ratio                  10.40%                4.0%

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

    SFAS No. 148

    In December, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The Company has adopted the expanded disclosure provisions of this statement effective December 31, 2002.

    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK
    See disclosures on market risk in Management's Discussion and Analysis on pages 31 and 32.

    ITEM 8. FINANCIAL STATEMENTS

    The Consolidated Statements of Financial Condition of the Company as of December 31, 2002 and 2001, and the related Consolidated
Statements of Income, Stockholders' Equity, and Cash Flows for each of the years in the three year period ended December 31, 2002 are included herein as indicated on the "Index to Consolidated Financial Statements" on page 46.

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY;
    COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The following table sets forth the names of the directors of the Company, their ages, a brief description of their recent business experience, including present occupations, and the year in which each became a director of the Company or the Bank.

Name, Age and Position with  Principal Occupations During the   Director  Term
 the Company                  Past Five Years                   Since (1) Expires
---------------------------------------------------------------------------------

Mark Metzger, 61,          Director Private Investor               1988     2003
---------------------------------------------------------------------------------

Joseph C. Parisi, 77,      Chairman and Chief Executive
Chairman of the Board       Officer,
                           Otterstedt Insurance Agency             1988     2003
---------------------------------------------------------------------------------

John A. Schepisi, 58, Vice Senior Partner, Schepisi &
Chairman of the Board       McLaughlin,
                           Attorneys at Law                        1988     2003
---------------------------------------------------------------------------------

 Albert F. Buzzetti, 63,   President and Chief Executive
 President and Chief        Officer of the Company and the
  Executive Officer,        Bank
  Director                                                         1988     2004
---------------------------------------------------------------------------------

Jeremiah F. O'Connor, 46,  President, USA Running Co. LLC
Director                                                           1988     2005
---------------------------------------------------------------------------------

Gerald A. Calabrese, Jr.,  President, Century 21, Calabrese
 52,                        Realty and Chairman and Chief
Director                    Executive Officer,Metropolitan
                            Mortgage Company                       1988     2004
---------------------------------------------------------------------------------

Glenn L. Creamer, 50,      Executive Vice President
Director                   J. Fletcher Creamer & Son, Inc.
                           (Construction)                          1988     2004
---------------------------------------------------------------------------------

    ______________________

    (1) Includes prior service on Board of Directors of the Bank

    No director of the Company is also a director of any other company registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

    Board of Directors' Meetings

    Pursuant to the New Jersey Business Corporation Act and the Company's Bylaws, the Company's business and affairs are managed under the direction of the Board of Directors. The Board of Directors of the Company held 13 meetings during 2002. The Board of Directors holds regularly scheduled meetings each month and special meetings as circumstances require.
    All of the directors of the Company attended at least 75% of the total number of Board meetings held and committee meetings held during 2002.

    Committees of the Board

    During 2002, the Board of Directors maintained an Audit Committee, Personnel Committee and a Stock Option Committee. The full Board of Directors acts as a Nominating Committee.
    Audit Committee. The Audit Committee of the Company and the Bank consists of Directors Jeremiah F. O'Connor (Chairman), Glenn L. Creamer, Joseph C. Parisi (ex officio), Mark Metzger, and John A. Schepisi (ex officio).

    Audit Committee Report

    The Audit Committee meets periodically to consider the adequacy of the Company's financial controls and the objectivity of its financial reporting. The Audit Committee meets with the Company's independent auditors and the Company's internal auditors, both whom have unrestricted access to the Audit Committee.
    All Directors who serve on the Audit Committee are "independent" for purposes of the American Stock Exchange listing standards. The Board has adopted a written charter for the Audit Committee setting for the audit related functions the Audit Committee is to perform. A copy of the Charter was attached as an exhibit to the Company's Proxy Statement for the 2001 Annual Meeting.
    In connection with this year's financial statements, the Audit Committee has reviewed and discussed the Company's audited financial statements with the Company's officers and KPMG, LLP, our independent auditors. We have discussed with KPMG, LLP the matters required to be discussed by Statement on Auditing Standards 61 (Communication with Audit Committees). We also have received the written disclosures and letters from KPMG, LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and have discussed with representatives of KPMG, LLP their independence.

    Based on these reviews and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year 2002 for filing with the U.S. Securities and Exchange Commission.

    Jeremiah F. O'Connor (Chairman)
    Glenn L. Creamer
    Mark Metzger
    Joseph C. Parisi (ex officio)
    John A. Schepisi (ex officio)

    Personnel Committee. The Company maintains a Personnel Committee which sets the compensation for the executive officers of the Company and provides oversight on executive hiring. In 2002, the Committee consisted of Directors Jeremiah F. O'Connor, Jr. (Chairman), Gerald A. Calabrese, Jr., Glenn L. Creamer, Albert F. Buzzetti, Joseph C. Parisi (ex officio) and John A. Schepisi (ex officio) and met one time.
    Stock Option Committee. The Company maintains a Stock Option Committee which recommends granting of certain stock options form time to time and determines the exercise price at which such options may be granted. The Committee met one time in 2002. The Committee consists of Directors, Mark Metzger, Jeremiah F. O'Connor, Jr., Albert F. Buzzetti, Joseph C. Parisi (ex officio) and John A. Schepisi (ex officio).

    Compensation of Directors

    Directors' Fees. Directors of the Company, other than full-time employees of the Company, received fees of $800 per Board meeting attended and $400 per committee meeting attended in 2002. For 2003 the fees will remain unchanged.
    1994 Stock Option Plan for Non-Employee Directors. The Company maintains the 1994 Stock Option Plan for Non-Employee Directors (the "1994 Non-Employee Plan"). Under the 1994 Non-Employee Plan, 146,174 shares of Common Stock have been reserved for issuance. Non-employee directors of the Company, the Bank and any other subsidiaries which the Company may acquire or incorporate may participate in the 1994 Non-Employee Plan. Under the 1994 Non-Employee Plan, each current non-employee member of the Board of Directors has received options to purchase 21,926 shares of Common Stock at exercise prices ranging from $3.16 to $3.40, 100% of the fair market value on the date such options were granted. No options remain available for grant under the 1994 Non-Employee Plan.
    1998 Stock Option Plan for Non-Employee Directors. The Company maintains the 1998 Stock Option Plan for Non-Employee Directors (the "1998 Non-Employee Plan"). Under the 1998 Non-Employee Plan, 186,760 shares of Common Stock have been reserved for issuance. Non-employee directors of the Company, the Bank and any other subsidiaries which the Company may acquire or incorporate may participate in the 1998 Non-Employee Plan. Under the 1998 Non-Employee Plan, each current non-employee member of the Board of Directors has received options to purchase 22,680 shares of Common Stock at an exercise price of $20.05, 100% of the fair market value on the date such options were granted. Under the 1998 Non-Employee Plan, 13,339 options remain available for grant.

    2001 Stock Option Plan for Non-Employee Directors. The Company maintains the 2001 Stock Option Plan for Non-Employee Directors (the
"2001 Non-Employee Plan"). Under the 2001 Non-Employee Plan, 141,929 shares of Common Stock have been reserved for issuance. Non-employee directors of the Company, the Bank and any other subsidiaries which the Company may acquire or incorporate may participate in the 2001 Non-Employee Plan. Under the 2001 Non-Employee Plan, each current non-employee member of the Board of Directors has received options to purchase 20,091 shares of Common Stock at an exercise price of $13.64, 100% of the fair market value on the date such options were granted.
One thousand two hundred eighty nine options remain available for grant under the 2001 Non-Employee Plan.
    Director Retirement Plan. Directors of the Company participate in the Director Retirement Plan, a deferred compensation plan funded in the form of whole-life insurance. The Company contributes $10,000 per Director to the Director Retirement Plan annually.

    COMPLIANCE WITH SECTION 16(a)

    OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.
    Based solely on its review of the copies of Section 16(a) forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended December 31, 2002, all filing requirements applicable to all officers, directors and greater than ten percent beneficial owners were met.

    ITEM 11. EXECUTIVE COMPENSATION

    Personnel Committee Report on Executive Compensation

    The Company's compensation package for its executive officers consists of base salary, an annual bonus, annual discretionary stock option grants and various broad based employee benefits. The objective of the Company's executive compensation is to enhance the Company's long-term profitability by providing compensation that will attract and retain superior talent, reward performance and align the interests of the executive officers with the long term interests of the shareholders of the Company.
    Base salary levels for the Company's executive officers are competitively set relative to companies in peer businesses. The annual financial performance of the Company is one of the most important factors in reviewing base salaries and bonuses. In reviewing base salaries, the Personnel Committee also takes into account individual experience and performance.
    The Company's annual bonuses are intended to provide a direct cash incentive to executive officers and other key employees to maximize the Company's profitability. Financial performance is compared against budgets as well as peer businesses.

    Stock options are intended to encourage officers and other key employees to remain employed by the Company by providing them with a long term interest in the Company's overall performance as reflected by the performance of the market of the Company's Common Stock. In granting stock options, the Personnel Committee and the Stock Option Committee take into account prior stock option grants and consider the executive's level of compensation and past contributions to the Company.
    Albert F. Buzzetti was the President and Chief Executive Officer of the Company and the Bank for 2002. Mr. Buzzetti's base salary is set competitively relative to other chief executive officers in financial service companies in the Company's market area. In determining Mr. Buzzetti's base salary as well as annual bonus, the Committee reviewed independent compensation data and the Company's performance as compared against budgets and peer businesses. As with the Company's other executive officers, Mr. Buzzetti's total compensation involves certain subjective judgments and is not based solely upon any specific objective criteria or weighting.

    Jeremiah F. O'Connor, Jr.     Albert F. Buzzetti (ex officio)
    Gerald A. Calabrese, Jr.      Joseph C. Parisi (ex officio)
    Glenn L. Creamer              John A. Schepisi (ex officio)

 Compensation Committee Interlocks And Insider Participation

    The members of the Personnel Committee of the Board of Directors of the Company for the fiscal year ended December 31, 2002 were Jeremiah F. O'Connor, Jr. (Chairman), Gerald A. Calabrese, Jr., Glenn
L. Creamer, Albert F. Buzzetti (ex officio), Joseph C. Parisi (ex officio) and John A. Schepisi (ex officio). Mr. Buzzetti is the only member of the Personnel Committee who is also an officer or employee of the Company.
    Mr. Schepisi is a partner in the law firm of Schepisi & McLaughlin, Attorneys at Law, who have acted as the Company's general counsel since April 1995. During 2002, the Company paid legal fees totaling $115,000 to Schepisi & McLaughlin.
    Mr. Parisi is Chief Executive Officer of the Otterstedt Agency, an insurance agency through which the Company's Blanket Bond insurance policy as well as other policies have been placed with various insurance carriers. Gross insurance premiums in 2002 totaled $78,000.
    Mr. Calabrese, a state-licensed appraiser, has conducted appraisals related to the Company's home equity lines of credit at the expense of the Company. The cost of 2002 appraisals was $40,000.
    Mr. Creamer is the Treasurer and Safety Director of J. Fletcher Creamer and Son, Inc., a construction company. During 2002, the Company paid construction costs totaling $22,000 to J. Fletcher Creamer and Son, Inc..

    Information with respect to Executive Officers

    The following table sets forth the names of the Company's executive officers not serving on the Board and whose individual remuneration exceeded $100,000 for the last fiscal year, their ages, a brief description of their recent business experience, including present occupations, and the year in which each became an officer of the Company or the Bank.

Name and Address of      Principal Occupation for Past Five    Officer
Executive Officer (1)     Years                                 Since
                                                                (2)
----------------------------------------------------------------------

Thomas W. Thomasma, 49,  Senior Vice President and Chief
 Senior Vice President    Lending Officer of the Company
 and Chief Lending
 Officer                                                         1994
----------------------------------------------------------------------

    _______________

    (1) The address for Mr. Thomasma is c/o Bridge View Bancorp, 457 Sylvan Avenue, Englewood Cliffs, New Jersey 07632.

    (2) Includes prior service as an officer of the Bank.

    Executive Compensation and All Other Compensation

    The following table sets forth a summary for the last three fiscal years of the cash and non-cash compensation awarded to, earned by, or paid to, the Chief Executive Officer of the Company and each of the four most highly compensated executive officers whose individual remuneration exceeded $100,000 for the last fiscal year.

                           SUMMARY COMPENSATION TABLE

                         Cash and Cash Equivalent Forms
                                 of Remuneration


                                                                  Long Term Awards  Long Term Payouts
                                     Annual Compensation
                              -----------------------------------------------------------------------
Name and Principal Position                              Other  Securities   LTIP      All Other
                              Year    Salary    Bonus   Annual   Underlying  Payouts   Compensation
                                       ($)       ($)    ($)(1)  Options/SARs  (2)          ($)
                                                                    (#)
-----------------------------------------------------------------------------------------------------

Albert F. Buzzetti, President  2002  $210,000  $40,000  $12,035           0   None                 0
 and CEO                      -----------------------------------------------------------------------
                               2001  $200,000  $35,000  $12,035           0   None                 0
                              -----------------------------------------------------------------------
                               2000  $190,000  $35,000  $12,035           0   None                 0
-----------------------------------------------------------------------------------------------------
Thomas W. Thomasma, Senior     2002  $124,000        0   $2,700           0   None                 0
  Vice President              -----------------------------------------------------------------------
                               2001  $118,000        0   $2,700           0   None                 0
                              -----------------------------------------------------------------------
                               2000  $112,000        0   $2,700           0   None                 0
=====================================================================================================

    _______________

    (1) Other annual compensation includes the estimated personal benefit of use of Company-leased automobiles or automobile allowances. Other annual compensation with respect to Mr. Buzzetti includes the cost of a life insurance policy, the beneficiary of which is designated by Mr. Buzzetti.

    (2) For fiscal year 2002, 2001 and 2000, the Company had no long-term incentive plans in existence, and therefore made no payouts for awards under such plans.

    1994 and 2001 Employee Stock Option Plans. The Company maintains the 1994 Employee Stock Option Plan (the "1994 Plan") and the 2001 Employee Stock Option Plan (the "2001 Plan"). Under the 1994 Plan, 146,174 shares of Common Stock have been reserved for issuance. Under the 2001 Plan, 128,557 shares of Common Stock have been reserved for issuance. Employees of the Company, the Bank and any subsidiaries which the Company may incorporate or acquire are eligible to participate in the each of the 1994 Plan and the 2001 Plan. The Stock Option Committee manages the 1994 and 2001 Plans and approves participants from the eligible employees. No option granted under the 1994 or 2001 Plans may be exercised more than 10 years after the date of its grant. The purchase price for shares of Common Stock subject to options under the 1994 and 2001 Plans may not be less than 100% of the fair market value on the date such option is granted.

    OPTION/SAR GRANTS IN LAST FISCAL YEAR

    During fiscal year 2002, there were no individual grants of stock options made to each of the named executive officers.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    MANAGEMENT

    The following table sets forth information concerning the beneficial ownership of the Common Stock, no par value, as of December 31, 2002, by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the issued and outstanding Common Stock, (ii) each director and nominee for director of the Company, (iii) each executive officer of the Company described in this Form 10-K under the caption "Executive Compensation" and (iv) all directors and executive officers of the Company as a group. Other than as set forth in this table, the Company is not aware of any individual or group which holds in excess of 5% of the outstanding Common Stock.


Name and Address of                    Number of Shares              Percent
Beneficial Owner(1)                    Beneficially Owned (2)        of Class
---------------------------------------------------------------------------------------------
Albert F. Buzzetti (3)                                       144,194                    4.06%
---------------------------------------------------------------------------------------------
Gerald A. Calabrese, Jr. (4)                                 178,124                    5.01%
---------------------------------------------------------------------------------------------
Glenn L. Creamer (5)                                         100,336                    2.82%
---------------------------------------------------------------------------------------------
Estate of Bernard Mann (6)                                   216,080                    6.08%
---------------------------------------------------------------------------------------------
Mark Metzger (7)                                             220,559                    6.21%
---------------------------------------------------------------------------------------------
Jeremiah F. O'Connor (8)                                     178,555                    5.02%
---------------------------------------------------------------------------------------------
Joseph C. Parisi (9)                                         192,337                    5.41%
---------------------------------------------------------------------------------------------
John A. Schepisi(10)                                         291,768                    8.21%
---------------------------------------------------------------------------------------------
Thomas W. Thomasma                                             5,752                       *
---------------------------------------------------------------------------------------------
Directors and Executive Officers
as a Group (8 persons)(11)                                 1,311,625                   36.74%
---------------------------------------------------------------------------------------------

    _______________

    * Ownership of less than 1%

    (1) The address for all persons listed is c/o Bridge View Bancorp, 457 Sylvan Avenue, Englewood Cliffs, New Jersey 07632.

    (2) Beneficially owned shares include shares over which the named person exercised either sole or shared voting power or sole or shared investment power. It also includes shares owned (i) by a spouse, minor children or by relatives sharing the same home, (ii) by entities owned or controlled by the named person, or (iii) by other persons if the named person has the right to acquire such shares within 60 days by the exercise of any right or option. Unless otherwise noted, all shares are owned of record and beneficially by the named person, either directly or through the dividend reinvestment plan.

    (3) Includes 2,686 shares owned by Mr. Buzzetti's wife. Mr.
Buzzetti disclaims beneficial ownership of the shares owned by his wife and of shares owned by other family members. Includes an aggregate of 80,522 shares purchasable pursuant to options which are presently exercisable or exercisable within sixty (60) days.

    (4) Includes 5,197 shares owned by Mr. Calabrese's minor children.
Mr. Calabrese disclaims any beneficial ownership of shares owned by other family members who are not dependents. Includes an aggregate of 68,694 shares purchasable pursuant to options which are presently exercisable or exercisable within sixty (60) days.
    (5) Mr. Creamer disclaims any beneficial ownership of shares owned by family members who are not dependents. Includes an aggregate of 68,694 shares purchasable pursuant to options which are presently exercisable or exercisable within sixty (60) days.
    (6) Mr. Mann died october 31, 2002.Includes 49,983 shares owned by Mr. Mann's wife. Mr. Mann's estate disclaims any beneficial ownership of shares owned by his wife as well as shares by other family members. Includes an aggregate of 68,694 shares purchasable pursuant to options which are presently exercisable or exercisable within sixty (60) days.
    (7) Includes 2,039 shares owned by Mr. Metzger's wife and 1,170 shares owned by the Metzger Family Partnership of which he is trustee.
Mr. Metzger disclaims beneficial ownership of shares owned by his wife and of any other shares held by emancipated members of his family.
Includes an aggregate of 46,771 shares purchasable pursuant to options which are presently exercisable or exercisable within sixty (60) days.
    (8) Includes 8,069 shares owned by Mr. O'Connor's dependent children, and 19,284 shares held by the AtHome Medical Pension Plan.
Mr. O'Connor disclaims beneficial ownership of shares owned by emancipated family members. Includes an aggregate of 68,694 shares purchasable pursuant to options which are presently exercisable or exercisable within sixty (60) days.
    (9) Includes 88,988 shares owned jointly by Mr. Parisi and his wife. Mr. Parisi disclaims beneficial ownership of any shares owned by emancipated family members. Includes an aggregate of 68,694 shares purchasable pursuant to options which are presently exercisable or exercisable within sixty (60) days.
    (10) Includes 7,652 shares owned by Mr. Schepisi's wife, and 20,145 shares owned by Homaro Co., a partnership which Mr. Schepisi manages but with regard to which he disclaims beneficial interest. Mr. Schepisi disclaims beneficial ownership of any shares owned by his wife or by any emancipated family members. Includes an aggregate of 68,694 shares purchasable pursuant to options which are presently exercisable or exercisable within sixty (60) days.
    (11) Includes 470,763 shares purchasable pursuant to options which are presently exercisable or exercisable within sixty (60) days.

    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    By Board policy, the Company does not extend credit to any director, officer, their affiliates or unemancipated family members.
    The firm of Schepisi & McLaughlin, Attorneys at Law, has acted as the Company's general counsel since April 1995. John A. Schepisi, the firm's Senior Partner, is Vice Chairman of the Company's Board. During 2002, the Company paid legal fees totaling $115,000 to Schepisi & McLaughlin.
    The Company's Blanket Bond insurance policy, as well as other policies, have been placed with various insurance carriers by the Otterstedt Agency of which the Company's Board Chairman, Joseph C. Parisi, is Chief Executive Officer. Gross insurance premiums in 2002 totaled $78,000.
    Residential appraisals on the Company's home equity lines of credit are conducted at the expense of the Company. Certain of those appraisals were conducted by Gerald A. Calabrese, Jr., a state-licensed appraiser, who is a Director of the Company. The cost of 2002 appraisals was $40,000.
    The construction company, J. Fletcher Creamer and Son, Inc. performed certain building construction for the Company. Glenn L. Creamer, is Treasurer and Safety Director of J. Fletcher Creamer and Son, Inc. and serves as a Director of the Company. During 2002, the Company paid construction costs aggregating $22,000 to J. Fletcher Creamer and Son, Inc..

    ITEM 14. EXHIBITS, LIST AND REPORTS ON FORM 8-K

    (a) Exhibits.

    =====================================================================

    Exhibit

    Number Description of Exhibits
    ---------------------------------------------------------------------------

    (2) Agreement and Plan of Merger dated November 18, 2002 by and between Interchange Financial Services and Bridge View Bancorp (1)
    ---------------------------------------------------------------------------

    3(i) Certificate of Incorporation of the Company (2)
    ----------------------------------------------------------------------------

    3(ii) Bylaws of the Company (2)
     -------------------------------------------------------------------------

    4(i)  Form of Non-Transferable Warrant Certificate (2)
    ---------------------------------------------------------------------------

    4(ii) Form of Stock Certificate (3)
    ---------------------------------------------------------------------------

    10(i) Bridge View Bank 1994 Stock Option Plan (2)
    ---------------------------------------------------------------------------

    10(ii) Bridge View Bank 1994 Stock Option Plan for Non-Employee Directors(2)
    ----------------------------------------------------------------------------

    10(i) Bridge View Bancorp 2001 Employee Stock Option Plan (4)
    ----------------------------------------------------------------------------

    10(ii) Bridge View Bancorp 2001 Stock Option Plan for Non-Employee
    Directors (4)
    ----------------------------------------------------------------------------

    21 Subsidiaries of the Registrant
    ----------------------------------------------------------------------------

    23 Consent of Independent Auditors
    ----------------------------------------------------------------------------

    27 Financial Data Schedule
    ----------------------------------------------------------------------------

    98 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    ----------------------------------------------------------------------------

    99 Certifications pursuant to Item 307 of SEC Regulations S-K and S-B
    ============================================================================

    (1) Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 22, 2002.

    (2) Incorporated by reference from Exhibits 2(a) to 6(b) from the Company's Registration Statement on Form 10-SB, Registration No. 1-12165.

     (3) Incorporated by reference from Exhibit 4(ii) from the Company's Registration Statement on Form SB-2, Registration No. 333-20697.

     (4) Incorporated by reference from Exhibit B and C from the Company's Definitive Proxy Statement filed April 18, 2001.

    (b) Reports on Form 8-K

         Report on Form 8-K dated January 11, 2002
         Report on Form 8-K dated November 22, 2002.

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


    Page

    Independent Auditors' Report............................................ 47

    Consolidated Statements of Financial Condition
      as of December 31, 2002 and 2001.......................................48

    Consolidated Statements of Income for the years ended December
        31, 2002, 2001, and 2000..............................               49

    Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 2002, 2001, and 2000...................50

    Consolidated Statements of Cash Flows for the years ended
        December 31, 2002, 2001, and 2000....................................51

    Notes to Consolidated Financial Statements...............................52

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

                          Independent Auditors' Report

    The Board of Directors and Stockholders of
    Bridge View Bancorp:

    We have audited the accompanying consolidated statements of financial condition of Bridge View Bancorp and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridge View Bancorp and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                                   /s/ KPMG LLP

    Short Hills, New Jersey
    January 31, 2003

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                           December 31, 2002 and 2001

                             (Dollars in Thousands)


Assets                                                  2002             2001


Cash and cash equivalents:
   Cash and due from banks (note 3)                      $19,673            $13,771
   Federal funds sold                                     19,500             10,500
                                              --------------------------------------
               Total cash and cash equivalents            39,173             24,271
                                              --------------------------------------

Securities available for sale (note 4)                    40,110             38,728
Investment securities, estimated market value
 of
   $558 in 2002 and $13,353 in 2001 (note 4)                 525             13,245
Loans (note 5):
   Commercial                                            131,299            109,978
   Mortgage                                               29,623             19,770
   Consumer and other                                     30,304             21,636
                                              --------------------------------------
               Total loans                               191,226            151,384
   Deferred loan fees                                       (506)              (471)
   Allowance for loan losses                              (1,916)            (1,605)
                                              --------------------------------------
               Net loans                                 188,804            149,308
                                              --------------------------------------
Premises and equipment, net (note 6)                      10,326              9,523
Accrued interest receivable                                1,265              1,412
Other assets (note 8)                                      1,363              1,333
                                              --------------------------------------
               Total assets                             $281,566           $237,820
                                              ======================================
          Liabilities and Stockholders' Equity
Deposits (note 7):
   Noninterest-bearing demand deposits                    94,034             78,894
   Interest bearing deposits:
        Savings and time deposits                        139,396            109,150
        Certificates of deposit of $100,000 or
         more                                             17,620             21,580
                                              --------------------------------------
               Total deposits                            251,050            209,624
Accounts payable and accrued liabilities                   1,484              1,330
               Total liabilities                         252,534            210,954
                                              --------------------------------------

Commitments and contingencies (notes 9 and 15)

Stockholders' equity (notes 12 and 14):
   Capital stock , no par value.  Authorized
      10,000,000 shares; issued and
       outstanding
      3,576,344 shares in 2002 and 3,548,763
       shares
      in 2001                                             27,196             25,277
   Retained earnings                                       1,618              1,428
   Other comprehensive income(loss), net of
    taxes                                                    218                161
                                              --------------------------------------

               Total stockholders' equity                 29,032             26,866
                                              --------------------------------------

               Total liabilities and
                stockholders' equity                    $281,566           $237,820
                                              ======================================

    See accompanying notes to consolidated financial statements.


                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years ended December 31, 2002, 2001 and 2000

                  (Dollars in thousands, except per share data)

                                                        2002       2001        2000

Interest income:
   Loans                                              $12,010     $11,115     $11,036
   Municipals - nontaxable                                183         321         409
   Investment securities                                1,490       2,433       3,221
   Federal funds sold and FHLBNY income                   306         960         566
                                                  ------------------------------------
               Total interest income                   13,989      14,829      15,232
                                                  ------------------------------------
Interest expense:
   Savings and time deposits                            1,220       1,944       2,574
   Certificates of deposit of $100,000 or more            470       1,173       1,688
   Short term borrowings                                    1          74          28
                                                  ------------------------------------
               Total interest expense                   1,691       3,191       4,290
                                                  ------------------------------------

               Net interest income                     12,298      11,638      10,942

Provision for loan losses (note 5)                        570         165         190
                                                  ------------------------------------

               Net interest income after provision
                for loan
               losses                                  11,728      11,473      10,752

Other income - principally fees and service
 charges                                                2,522       1,907       1,501
                                                  ------------------------------------

Other expenses:
   Salaries and employee benefits (note 13)             4,402       3,255       2,945
   Occupancy and equipment expense (note 9)             1,815       1,284       1,230
   Professional fees                                      344         202         228
   Director and stockholder expense (note 13)             537         292         244
   Advertising and business promotion                     115          37          18
   Stationary and supplies                                245         154         231
   Data processing                                        572         469         436
   FDIC expense                                            40          46          42
   Other operating expenses                               756         560         576
                                                  ------------------------------------
               Total other expenses                     8,826       6,299       5,950
                                                  ------------------------------------
               Income before income taxes               5,424       7,081       6,303

Income tax expense (note 8)                             2,066       2,512       2,201
                                                  ------------------------------------

               Net Income                              $3,358      $4,569      $4,102
                                                  ====================================
Earnings per share: (note 11)
   Basic                                                $0.95       $1.29       $1.16
                                                  ====================================
   Diluted                                              $0.91       $1.25       $1.13
                                                  ====================================

         All share data has been restated to reflect all stock dividends and stock splits through the 2002 stock dividend.

          See accompanying notes to consolidated financial statements.


                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 2002, 2001 and 2000

                             (Dollars in Thousands)


                                                                         Accumulated
                                                                            Other
                                                                        Comprehensive
                                                  Capital    Retained   (Loss)income,
                                                   Stock     Earnings    net of tax      Total
                                                 -------------------------------------------------

Balance at December 31, 1999                    $   19,035         779           (485)     19,329

Net income                                               -       4,102              -       4,102
Other comprehensive income(loss):
 Unrealized
   holding losses on securities available
    for
   sale (net of taxes $(227))                            -           -            403         403
                                                                                      ------------
      Total comprehensive income                         -           -              -       4,505
5% stock dividend                                    2,226      (2,226)             -           -
Common stock issued upon exercise of stock
 options                                                 5           -              -           5
Cash dividends paid                                      -        (576)             -        (576)
                                                 -------------------------------------------------

Balance at December 31, 2000                        21,266       2,079            (82)     23,263

Net income                                               -       4,569              -       4,569
Other comprehensive income(loss):
 Unrealized
   holding gains on securities available
    for
   sale (net of taxes $(158))                            -           -            243         243
                                                                                      ------------
      Total comprehensive income                         -           -              -       4,812
5% stock dividend                                    3,959      (3,959)             -           -
Common stock issued upon exercise of stock
 options                                                52           -              -          52
Cash dividends paid                                      -      (1,261)             -      (1,261)
                                                 -------------------------------------------------

Balance at December 31, 2001                        25,277       1,428            161      26,866

Net income                                               -       3,358              -       3,358
Other comprehensive income(loss):
 Unrealized
   Holding gains on securities available
    for
       sale (net of taxes $(75))                         -           -            121         121
   Reclassification adjustment for gains
    included in income (net of taxes of
    $39)                                                 -           -            (64)        (64)
                                                                                      ------------
      Total comprehensive income                         -           -              -       3,415
10% stock dividend                                   1,782      (1,782)             -           -
Common stock issued upon exercise of stock
 options                                               137           -              -         137
Cash dividends paid                                      -      (1,386)             -      (1,386)
                                                 -------------------------------------------------

Balance at December 31, 2002                    $   27,196       1,618            218      29,032
                                                 =================================================

                   See accompanying notes to consolidated financial statements.

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2002, 2001 and 2000

                             (Dollars in Thousands)

                                                           2002      2001     2000


Cash flows from operating activities:
   Net income                                              $3,358   $4,569   $4,102
   Adjustments to reconcile net income to net cash
    provided by
      Operating activities:
          Provision for loan losses                           570      165      190
          Depreciation and amortization                       453      319      403
          Deferred tax (benefit)expense                      (260)     185      (67)
          Net amortization and accretion of premiums and
           discounts on
             investment securities                           (119)      25       18
          Net gains from securities transactions             (103)       0        0
          Gains from sale of loans held for sale                0      (40)     (23)
          Changes in operation assets and liabilities:
             Decrease(Increase) in accrued interest
              receivable                                      147      385     (224)
             (Increase)decrease in other assets               (30)    (586)    (185)
             Increase in accounts payable and accrued
              liabilities                                     154       31      561
                                                         ---------------------------

                    Net cash provided by operating
                     activities                             4,170    5,053    4,775
                                                         ---------------------------

Cash flows from investing activities:
   Purchases of investment securities                           -   (7,089) (17,445)
   Maturities of investment securities                     12,720   28,585   29,714
   Maturities/calls of securities available for sale       25,177   38,085    3,000
   Sale of securities available for sale                    4,103        -        -
   Purchases of securities available for sale             (30,693) (55,977)  (1,600)
   Net increase in loans                                  (39,496) (17,923) (14,424)
   Purchase of FHLBNY stock                                     -        -        -
   Purchases of premises and equipment, net                (1,256)  (6,074)    (318)
                                                         ---------------------------
                    Net cash used in investing activities (29,445) (20,393)  (1,073)
                                                         ---------------------------

Cash flows from financing activities:
   Net increase in deposits                                41,426    1,259   25,160
   Proceeds from FHLB Advance                                   -        -    2,000
   Repayment of FHLB Advance                                    -   (2,000)       -
   Issuance of common stock and options exercised             137       52        5
   Dividends paid                                          (1,386)  (1,261)    (576)
                                                         ---------------------------
                    Net cash provided by (used in)
                     financing activities                  40,177   (1,950)  26,589
                                                         ---------------------------
                    Increase(decrease) in cash and cash
                     equivalents                           14,902  (17,290)  30,291

Cash and cash equivalents at beginning of year             24,271   41,561   11,270
                                                         ---------------------------

Cash and cash equivalents at end of year                  $39,173  $24,271  $41,561
                                                         ===========================

Supplemental information:
   Cash paid during the year for:
      Interest                                             $1,655   $3,394   $4,291
                                                         ===========================
      Income taxes                                         $3,022   $2,861   $1,968
                                                         ===========================

    See accompanying notes to consolidated financial statements.

                      BRIDGE VIEW BANCORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001

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

                                                    2002          2001          2000
                                           ------------------------------------------

Net income:
     As reported                                  $3,358        $4,569        $4,102
     LESS: compensation expense determined
        under the fair value based method
         for all awards, net of tax                  482           478           245
                                           ------------------------------------------
     Pro forma                                     2,876         4,091         3,857
                                           ==========================================

Basic earnings per share:
     As reported                                   $0.95         $1.29         $1.16
     Pro forma                                      0.81          1.15          1.09
                                           ==========================================

Diluted earnings per share:
     As reported                                   $0.91         $1.25         $1.13
     Pro forma                                      0.78          1.12          1.06
                                           ==========================================

    The per share weighted-average fair values of stock options granted during 2002, 2001, and 2000 were $18.40, $13.43 and $11.57, respectively, on the date of grant using th e Black Scholes option-pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively : expected dividend yields of 6.00% and 3.00%, risk-free interest rates of 3.25% and 5.0%, and expected lives of five years.

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

    (3) Cash on Hand and Due from Banks

    Included in cash on hand and due from banks at December 31, 2002 and 2001 was $0.1 million and $0.1 million, respectively, representing reserves required to be maintained at the Federal Reserve Bank of New York.

    (4) Securities Available for Sale and Investment Securities

    A comparative summary of securities available for sale at December 31, 2002 and 2001 is as follows (in thousands):


                                                     Gross      Gross
                                      AmortizedCostUnrealizedUnrealized  Market
                          2002                       Gains     Losses     Value
-------------------------------       -------------------------------------------
U.S. Government and
  Agency obligations                      $ 29,322       502          0  $29,824
Municipal and state obligations              9,536         0          0    9,536
FHLBNY stock                                   431         0          0      431
Other equity securities                        469         0       (150)     319
                                      -------------------------------------------
     Total available for sale              $39,758       502       (150) $40,110
                                      ===========================================
                          2001
-------------------------------
U.S. Government and
  Agency obligations                      $ 34,702       385        ( 7) $35,080
Municipal and state obligations              2,878         0          0    2,878
FHLBNY stock                                   430         0          0      430
Other equity securities                        469         0       (129)     340
                                      -------------------------------------------
     Total available for sale              $38,479       385       (136) $38,728
                                      ===========================================

    A comparative summary of held to maturity investment securities at December 31, 2002 and 2001 is as follows (in thousands):

                                                     Gross      Gross
                                      Amortized Cost Unrealized Unrealized  Market
                          2002                       Gains      Losses      Value
-------------------------------       -------------------------------------------
U.S. Government and
  Agency obligations                         $ 525        33          0    $ 558
                                      -------------------------------------------
     Total held to maturity                   $525        33          0     $558
                                      ===========================================
                          2001
-------------------------------
U.S. Government and
  Agency obligations                       $ 8,573       109          0  $ 8,682
Municipal and state obligations              4,672         0         (1)   4,671
                                      -------------------------------------------
     Total held to maturity                $13,245       109         (1) $13,353
                                      ===========================================


    Debt investment securities held at December 31, 2002 mature as follows (in thousands):

                           Securities                  Securities

                         Held to Maturity          Available for Sale


                      Amortized      Market       Amortized      Market
                        Cost          Value         cost          Value
                     -----------   -----------   -----------   -----------

Within one year               -             -       $14,557       $14,698
One to five years           525           558        22,196        22,518
Over five years               -             -         2,105         2,144

                     -----------   -----------   -----------   -----------

                          $ 525         $ 558       $38,858       $39,360
                     ===========   ===========   ===========   ===========


    For the year ended December 31, 2002, the Company sold one security with a carrying amount of $4,102,500 and recognized a gain of $102,500 from the transaction. For the years ended December 31, 2001 and 2000, respectively, there were no sales of securities.
    Securities with an amortized cost of $2.1 million and $2.1 million, respectively, were pledged to secure public funds on deposit at December 31, 2002 and 2001.
    The Bank is a member of the Federal Home Loan Bank of New York (FHLBNY). As a result, the Bank is required to hold shares of capital stock of FHLBNY, which are carried at cost, based upon a specified formula. The Bank has an $11,864,000 line of credit with the FHLBNY which is renewable each year. The interest rate is variable and generally at 10 basis points above the federal funds rate. At December 31, 2002, no amount was outstanding under this line of credit.

    (5) Loans and Allowance for Loan Losses

    The activity in the allowance for loan losses is as follows (in thousands):

                                                         2002       2001       2000
                                                   ---------------------------------

                 Balance at beginning of year          $1,605     $1,473     $1,310
                 Provision charged to expense             570        165        190
                 Loans charged off                       (276)       (55)       (29)
                 Recoveries                                17         22          2
                                                   ---------------------------------

                 Balance at end of year                $1,916     $1,605     $1,473
                                                   =================================

    There were no impaired loans at December 31, 2002 and 2001. As of December 31, 2002 and 2001, respectively, the Company had no non-accrual loans compared to one non-accrual loan for $25,000 at December 31, 2000.
    The Company grants commercial, mortgage and installment loans to those New Jersey residents and businesses within its local trading area. Its borrowers' abilities to repay their obligations are dependent upon various factors, including the borrowers' income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company's lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company's control; the Company is therefore subject to risk of loss. The Company believes its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.

    (6) Premises and Equipment, net

    At December 31, premises and equipment consists of the following (in thousands):

                                                             2002                              2001
                                                 ---------------------------------------------------

   Land                                                    $4,330                            $4,330
   Building                                                 4,984                             4,867
   Furniture and equipment                                  2,606                             1,631
   Leasehold improvements                                   1,071                               907
                                                 ---------------------------------------------------
                                                           12,991                            11,735
   Less accumulated depreciation and
    amortization                                            2,665                             2,212
                                                 ---------------------------------------------------
   Total premises and equipment, net                      $10,326                            $9,523
                                                 ===================================================

    During, 2002, the Bank received regulatory approval to open and operate four new branches. The branches were opened at the following locations: 35 North Washington Avenue, Bergenfield, New Jersey; 819 Teaneck Road, Teaneck, New Jersey; 245 Main Street, Ridgefield Park, New Jersey; and 85 Jefferson Avenue, Westwood, New Jersey; all in Bergen County, New Jersey.
    Depreciation expense amounted to $453,000, $319,000, and $403,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

    (7) Deposits

    At December 31, a summary of the maturity of certificates of deposit is as follows(in thousands):

                                                        2002        2001

    Certificates of deposit maturing:

    One year or less                                $ 52,808     $ 39,975

    One to three years                                 2,693          555

    Over three years                                     123            0

    Total certificates of deposit                   $ 55,624     $ 40,530

    (8) Income Taxes

    Income tax expense from operations for the years ended December 31 is as follows (in thousands):

                                                         2002       2001       2000
                                                   ---------------------------------
                 Federal:
                      Current                          $1,931     $1,901     $2,052
                      Deferred                           (224)       225        (57)
                                                   ---------------------------------

                                                        1,707      2,126      1,995
                                                   ---------------------------------
                 State:
                      Current                             395        426        216
                      Deferred                            (36)       (40)       (10)
                                                   ---------------------------------

                                                          359        386        206
                                                   ---------------------------------

                                                       $2,066     $2,512     $2,201
                                                   =================================

    Total income tax expense for the years ended December 31 is allocated as follows (in thousands):

                                                         2002       2001       2000
                                                   ---------------------------------

     Income tax expense from operations                $2,066     $2,512     $2,201
     Stockholders' equity  - unrealized gain on
       Securities available for sale                       36        158        227
                                                   ---------------------------------

                                                       $2,102     $2,670     $2,428
                                                   =================================


    Income tax expense from operations differed from the amounts computed by applying the U.S. federal income tax rate (38% in 2002, 34% in 2001 and 2000) to income taxes as a result of the following (in thousands):

                                                         2002       2001       2000
                                                   ---------------------------------

     Computed "expected" tax expense                   $1,844     $2,408     $2,143
     Increase(decrease) in taxes resulting from:
        State taxes, net of federal income tax
         benefit                                          237        255        136
        Tax-exempt income                                 (62)      (109)      (139)
        Other                                              47        (42)        61
                                                   ---------------------------------

                                                       $2,066     $2,512     $2,201
                                                   ----------------------===========

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2002 and 2001 are as follows (in thousands):

                                                             2002        2001

    Deferred tax assets:

    Bank premises, furniture and equipment,
    principally due to differences in depreciation          $ 197          154

    Deferred compensation                                     184           87

    Loans, principally due to allowance for loan
    losses and deferred fee income                            723          621

    Other                                                      19            8

    Total gross deferred tax assets                         1,123          870

    Deferred tax liabilities:

    Deferred fee income                                         4           15

    Unrealized gains on securities available
    for sale                                                   98           62

    Investment securities, principally due to
    accretion of discounts                                     21           17

    Total gross deferred tax liabilities                      123           94

    Net deferred tax asset                                 $1,000        $ 776

    At December 31, 2002, management believes that no valuation allowance for the deferred tax asset is necessary due to sufficient taxes paid in the statutory carryback period.

    (9) Leases

    The Company leases banking facilities under operating leases which expire at various dates through 2012, containing certain renewal options. Rental expense amounted to $665,000, $562,000 and $521,000 for the years ended December 31, 2002, 2001, and 2000, respectively.
    The following is a schedule of future minimum lease payments (exclusive of payments for maintenance, insurance, taxes and additional rental payments based on increases in certain indexes) for operating leases with initial or remaining terms in excess of one year from December 31, 2002 (in thousands):

    Year ending December 31:

    2003                                 $ 645

    2004                                   611

    2005                                   584

    2006                                   565

    2007                                   549

    Thereafter                           3,055

    (10) Related-party Transactions

    Certain directors of the Bank are associated with professional firms that rendered various professional services for the Bank. The Bank paid the firms, excluding rental payments, approximately $255,000, $199,000 and $133,000 during the years ended December 31, 2002, 2001 and 2000, respectively. It is the Bank's policy not to originate loans to directors, executive officers or their affiliates.

    (11) Earnings Per Share Reconciliation

    The Company's calculation of earnings per share is as follows:

                                                        Year Ended  December 31,
                                                           2002   2001      2000
    (in thousands, except per share data)

    Basic earnings per share :

    Net Income                                            $3,358  $4,569    $4,102

    Average number of shares outstanding                   3,552   3,549    3,534

    Basic earnings per share                              $ 0.95  $ 1.29   $ 1.16

    Diluted earnings per share :

    Net Income                                            $3,358  $4,569   $4,102

    Average number of shares of common
    stock and equivalents outstanding:

    Average common shares outstanding                      3,552   3,549    3,534

    Additional shares considered in
    diluted computation assuming :

    Exercise of options and warrants                         130     100       96
    Average number of shares outstanding
    on a diluted basis                                     3,682   3,649    3,630

    Diluted earnings per share                            $ 0.91  $ 1.25   $ 1.13


    (12) Stockholders' Equity and Dividend Restrictions

     The Bank declared a two for one stock split effective December 1, 1997 and December 6, 1996 as well as 10% stock dividends effective March 5, 2002 and March 1, 2001 as well as 5% stock dividends effective March 30, 2000, April 1, 1999, April 3, 1998, April 1, 1997, April 1,
1996, April 1, 1995, and February 28, 1994.
    The Company's ability to pay cash dividends is based on its ability to receive cash from its bank subsidiary. New Jersey law provides that no dividend may be paid unless, after the payment of such dividend, the capital of the Bank will not be impaired and either the Bank will have statutory surplus of not less than 50% of its capital stock or the payment of such dividend will not reduce the statutory surplus of the Bank. At December 31, 2002, this restriction did not result in any effective limitations on the manner in which the Bank is currently operating.

    (13) Benefit Plans

    During 1994, the Company's stockholders approved the 1994 Stock Option Plan for Non Employee Directors (Directors' Plan) and the 1994 Employee Stock Option Plan (Employees' Plan). The Directors' Plan provided for options to purchase up to 153,489 shares of the Company's common stock to be issued to directors who are not employees of the Company. The Employees' Plan provided for options to purchase up to 153,489 shares of the Company's common stock to be issued to employees of the Company. Previously issued options to an employee of the Company were terminated upon adoption of these plans. The option price per share approximates the market value of the Company's stock on the date of grant. At December 31, 2002, 131,538 granted options to purchase shares remain outstanding under the Directors' Plan and 47,092 granted options are outstanding under the Employees' Plan.
    During 1998, the Company's stockholders approved the adoption of an additional stock option plan for non-employee directors of the Company (the 1998 Stock Option Plan). The 1998 Stock Option Plan authorized the granting of 200,103 options to purchase shares of the Company's common stock to individuals who were then directors of Bridge View Bancorp. During 1998, 186,760 options were granted to non-employee directors. At December 31, 2002, 186,760 granted options to purchase shares remain outstanding under the Directors' Plan and 30,146 granted options are outstanding under the Employees' Plan.
    During 2001, the Company's stockholders approved the 2001 Stock Option Plan for Non-Employee Directors ("2001 Directors Plan") and the 2001 Employee Stock Option Plan ("2001 Employee Plan"). The 2001 Directors Plan provided for options to purchase up to 141,930 shares of the Company's common stock to be issued to directors who are not employees of the Company. The 2001 Employee Plan provided for options to purchase up to 141,930 shares of the Company's common stock to be issued to employees of the Company. The option price per share approximates the market value of the Company's stock on the date of the grant. At December 31, 2002, 140,637 granted options to purchase shares remain outstanding under the 2001 Directors Plan and 33,591 granted options are outstanding under the 2001 Employee Plan.

    A summary of the stock option plans for the years ended December 31, 2001, 2000, and 1999 is as follows:

                                      Number
                                        Of            Option Price
                                      Shares            Per Share
                                  --------------    -----------------
Outstanding at December 31, 1999        417,115         3.16 - 20.06

Granted                                   3,025                12.19
Forfeited                                     -                    -
Exercised                                (1,335)                3.91
                                  --------------

Outstanding at December 31, 2000        418,805         3.16 - 20.06

Granted                                 175,994        11.57 - 13.64
Forfeited                                     -                    -
Exercised                                     -                    -

Outstanding at December 31, 2001        594,799         3.16 - 20.06

Granted                                   2,500                18.40
Forfeited                                     -                    -
Exercised                               (27,535)                   -
                                  --------------

Outstanding at December 31, 2002        569,764         3.16 - 20.06

    At December 31, 2002, 2001, and 2000, the number of options outstanding was 569,764, 594,799, and 418,805, respectively, and the weighted-average price of those options was $12.72, $12.47, and $11.76, respectively.
    During 2002, 2,500 options were granted. During 2001, 175,994 options were granted. During 2000, 3,025 options were granted.
    The Company currently offers a 401(k) profit sharing plan (the
Plan) covering all full-time employees, wherein employees can invest up to 15% of their pretax earnings. The Company matches a percentage of employee contributions at the Board's discretion. The Company made matching contributions of $55,000, $46,000, and $38,000 in the years ended December 31, 2002, 2001, and 2000, respectively.
    During 1998, the Company provided its directors with a Director Retirement Plan. The Plan provides for a retirement benefit payable over a 5 year period or a death benefit to be provided to the director's beneficiaries. During 2002, 2001, and 2000, the amount charged to expense related to the Retirement Plan was $526,000, $135,000, and $118,000, respectively.

    (14) Regulatory Capital Requirements

    Federal Deposit Insurance Corporation (FDIC) regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2002, the Bank was required to maintain (i) a minimum leverage ratio of Tier I capital to total adjusted assets of 4.0%, and (ii) minimum ratios of Tier I and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.
    Under its prompt corrective actions regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage (Tier I) capital ratio of at least 5.0%; a Tier I risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.
    The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FDIC about capital components, risk weightings and other factors.
    Management believes that, as of December 31, 2002, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.
    The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 2002 and 2001, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution:

                                                   FDIC requirements
                                                   -----------------------------------------
                                                    Minimum capital  For classification
                            Bank actual                 adequacy     as well capitalized
                            --------------------   -----------------------------------------
                               Amount   Ratio         Amount   Ratio       Amount    Ratio
                            --------------------   -------------------   -------------------

December 31, 2002:
  Leverage (Tier I)
      Capital                 $28,814     10.40%     $11,081     4.00%     $13,852     5.00%
  Risk-based capital:
     Tier I                    28,814     14.46        7,972     4.00       11,958     6.00
     Total                     30,730     15.42       15,944     8.00       19,930    10.00

December 31, 2001:
  Leverage (Tier I)
      Capital                 $26,621     11.43%      $9,313     4.00%     $11,642     5.00%
  Risk-based capital:
     Tier I                    26,621     16.27        6,531     4.00        9,829     6.00
     Total                     28,226     17.25       13,106     8.00       16,382    10.00

    (15) Commitments and Contingencies

    The Bank is a party to transactions with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers. These transactions consist of commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated statements of financial condition.
    The Bank uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet loans. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Outstanding available loan commitments, primarily variable rate home equity loans, at December 31, 2002 and 2001 totaled $22.6 million and $35.6 million, respectively. Additionally, unused credit card commitments totaled $1,125,000 at December 31, 2002.

    Most of the Company's lending activity is with customers located in Bergen County, New Jersey. At December 31, 2002 and 2001, respectively, the Company had outstanding letters of credit to customers totaling $1,272,000 and $1,376,000 whereby the Company guarantees performance to a third party. These letters of credit generally have fixed expiration dates of one year or less.

    (16) Financial Information of Parent Company

    The following information on the parent only financial statements as of December 31, 2002 and 2001 and for the years then ended should be read in conjunction with the notes to the consolidated financial statements.

                        Statement of Financial Condition

                           (in thousands)

                                                                          December 31,
                                                                       2002            2001
                                                                          (in thousands)

          Assets:
               Cash and due from subsidiary                       $1,053               $919
               Equity securities                                     340                340
               Investment in subsidiary                           27,608             25,576
               Other assets                                           52                 52
                                                      --------------------------------------

                         Total assets                            $29,053            $26,887
                                                      ======================================

          Liabilities:
               Due to subsidiary                                     $21                $21
          Stockholders' equity:
               Common stock                                       27,196             25,277
               Other comprehensive (loss)income, net
                of taxes                                             218                161
               Retained earnings                                   1,618              1,428
                                                      --------------------------------------
                         Total stockholders' equity               29,032             26,866
                                                      --------------------------------------

                         Total liabilities and
                          stockholders'
                  Equity                                        $ 29,053           $ 26,887
                                                      ======================================


                               Statement of Income

                                 (in thousands)

                                                                For the years ended

                                                                      December 31,
                                                    2002               2001              2000


Dividend income from subsidiary                     $1,383             $1,257               $576
Expenses                                                 0                  0                  0
                                        ---------------------------------------------------------

Income before equity in undistributed
   earnings of subsidiary bank                       1,383              1,257                576
Equity in undistributed
   earnings of subsidiary bank                       1,975              3,312              3,526
                                        ---------------------------------------------------------

                         Net income                 $3,358             $4,569             $4,102
                                        =========================================================


                             Statement of Cash Flow

                                 (in thousands)
                               For the years ended

                                                                      December 31,

                                                       2002               2001               2000


Cash flows from operating activities:
     Net income                                        $3,358             $4,569             $4,102
     Adjustments to reconcile net income to
      net cash
        provided by operating activities:
           Equity in undistributed earnings
            of the
               subsidiary bank                         (1,975)            (3,312)            (3,526)
           Decrease in other assets, net                    0                  4                  0
                                           ---------------------------------------------------------
              Net cash provided by
               operating activities                     1,383              1,261                576

Cash flows from investing activities:
     Purchases of securities                                -                  -                  -
                                           ---------------------------------------------------------
          Net cash provided by financing
           activities                                       -                  -                  -

Cash flows from financing activities:
     Dividends paid                                    (1,386)            (1,261)              (576)
     Proceeds from exercise of options                    137                 52                  5
                                           ---------------------------------------------------------
          Net cash (used in)provided by
           financing
           Activities                                  (1,249)            (1,209)              (571)

          Net change in cash for the period               134                 52                  5

          Net cash at beginning of year                   919                867                862
                                           ---------------------------------------------------------

          Net cash at end of year                      $1,053               $919               $867
                                           =========================================================


    (17) Fair Value of Financial Instruments

    Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Bank disclose the estimated fair value of its financial instruments whether or not recognized in the consolidated balance sheet. Fair value estimates and assumptions are set forth below for the Bank's financial instruments at December 31, 2002 and 2001 (in thousands):

                                                          2002                2001
                                         -------------------------------------------
                                                       Esti-                Esti-
                                           Carry-      mated      Carry-  Mated fair
                                         ing amount     fair    ing amount   value
                                                       value
                                         -------------------------------------------

Financial assets:
  Cash and cash equivalents             $    39,173      39,173    24,271    24,271
  Securities available for sale              40,110      40,110    38,728    38,728
  Investment securities                         525         558    13,245    13,353
  Net loans                                 188,804     192,766   149,308   154,334
Financial liabilities:
  Deposits                                  251,050     251,451   209,624   209,824
  Short term borrowings                           -           -         -         -

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

    Commitments to Extend Credit

    The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements; at December 31, 2002 and 2001, such amounts were not material.

    Limitation

    The preceding fair value estimates were made at December 31, 2002 and 2001, based on pertinent market data and relevant information on the financial instrument. These estimates do not include any premium or discount that could result from an offer to sell at one time the Bank's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Bank's financial instruments, fair value estimates were necessarily based on judgments regarding future expected loss experience, current economic conditions, risk assessment of various financial instruments, and other factors. Given the innately subjective nature of these estimates, the uncertainties surrounding them and the matter of significant judgment that must be applied, these fair value estimates cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.
    Since these fair value approximations were made solely for on- and off-balance-sheet financial instruments at December 31, 2002 and 2001, no attempt was made to estimate the value of anticipated future business. Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

    (18) Quarterly Financial Data (unaudited)

     The following represents summarized unaudited quarterly financial data of the Company which, in the opinion of management, reflects adjustments (comprising only normal recurring accruals) necessary for fair presentation.

                               Three Months Ended
                      (in thousands, except per share data)

                                        December 31 September 30 June 30 March 31

    2002

    Interest income                         $ 3,672      $ 3,495  $ 3,463 $ 3,359

    Interest expense                            479          395      412     405

    Net interest income                       3,193        3,100    3,051   2,954

    Provision for loan losses                   240          120      150      60

    Other expense, net                        2,123        1,525    1,330   1,326

    Provision for federal and state
    income taxes                                330          668      535     533

    Net income                                $ 500        $ 787  $ 1,036 $ 1,035

    Net earnings per share:

    Basic                                    $ 0.14       $ 0.22   $ 0.29  $ 0.29

    Diluted                                  $ 0.14       $ 0.21   $ 0.28  $ 0.28

    2001

    Interest income                         $ 3,515      $ 3,711  $ 3,750 $ 3,853

    Interest expense                            495          694      872   1,130

    Net interest income                       3,020        3,017    2,878   2,723

    Provision for loan losses                    65           60       30      10

    Other expense, net                          966        1,047    1,173   1,206

    Provision for federal and state
    income taxes                                730          668      587     527

    Net income                              $ 1,259      $ 1,242  $ 1,088   $ 980

    Net earnings per share:

    Basic                                    $ 0.36       $ 0.38   $ 0.31  $ 0.27

    Diluted                                  $ 0.35       $ 0.37   $ 0.30  $ 0.27


    (19) Recent Accounting Pronouncements

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

    SFAS No. 148

    In December, 2002, FASB issued Statement of Financial Accounting Standards Statement No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, Statement No. 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of Statement No. 148 are effective for fiscal years ended after December 15, 2002. The Company has adopted the expanded disclosure provisions of this statement effective December 31, 2002.

    (20) Subsequent Event (unaudited)

    The Company has entered into an agreement to merge with and into Interchange Financial Services Corporation, with Bridge View Bank merging with and into Interchange Bank. This agreement is presently subject to regulatory approval and shareholder approval of both Bridge View Bancorp and Interchange Financial Services Corporation and is anticipated to close in second quarter 2003.

    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BRIDGE VIEW BANCORP

                                         By: /s/ Albert F. Buzzetti
                                           --------------------------
                                           Albert F. Buzzetti
                                           President and CEO

    Dated : March 20, 2003

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    =========================================

    Name                                 Title                       Date

    /s/ Albert F. Buzzetti
    ---------------------
    Albert F. Buzzetti                   President, Chief            March 20, 2003
                                         Executive Officer and
                                         Director

    /s/ Gerald A. Calabrese
    -----------------------
    Gerald A. Calabrese                  Director                    March 20, 2003


    /s/ Glenn L. Creamer
    --------------------
    Glenn L. Creamer                     Director                    March 20, 2003

    /s/ Mark Metzger
    ----------------
    Mark Metzger                         Director                    March 20, 2003

    /s/ Jeremiah F. O'Connor
    ------------------------
    Jeremiah F. O'Connor                 Director                    March 20, 2003

    /s/ Joseph C. Parisi
    --------------------
    Joseph C. Parisi                     Director                    March 20, 2003

    /s/ John A. Schepisi
    --------------------
    John A. Schepisi                     Director                    March 20, 2003

    INDEX TO EXHIBITS, LIST AND REPORTS ON FORM 8-K

    (a) Exhibits.

    =====================================================================
    Exhibit
    Number      Description of Exhibits
    ----------------------------------------------------------------------------
    (3)         Agreement and Plan of Merger dated November 18, 2002 by and between Interchange Financial Services and
                Bridge View Bancorp(1)
    ----------------------------------------------------------------------------

    3(i)        Certificate of Incorporation of the Company (2)
    ----------------------------------------------------------------------------

    3(ii)       Bylaws of the Company (2)
    ----------------------------------------------------------------------------

    4(i)        Form of Non-Transferable Warrant Certificate (2)
    ----------------------------------------------------------------------------

    4(ii)       Form of Stock Certificate (3)
    ----------------------------------------------------------------------------

    10(i)       Bridge View Bank 1994 Stock Option Plan (2)
    ----------------------------------------------------------------------------

    10(ii)      Bridge View Bank 1994 Stock Option Plan for Non-Employee
                Directors (2)
    ----------------------------------------------------------------------------

    10(i)       Bridge View Bancorp 2001 Employee Stock Option Plan (4)
    ----------------------------------------------------------------------------

    10(ii)      Bridge View Bancorp 2001 Stock Option Plan for Non-Employee
                Directors (4)
    ----------------------------------------------------------------------------
    21          Subsidiaries of the Registrant
    ----------------------------------------------------------------------------
    23          Consent of Independent Auditors
    ----------------------------------------------------------------------------
    28          Financial Data Schedule
    ----------------------------------------------------------------------------
    98          Certifications pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002
    ----------------------------------------------------------------------------
    99          Certifications pursuant to Item 307 of SEC Regulations S-K and
                S-B
    ============================================================================
     (5) Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 22, 2002.
     (6) Incorporated by reference from Exhibits 2(a) to 6(b) from the Company's Registration Statement on Form 10-SB, Registration No. 1-12165.
     (7) Incorporated by reference from Exhibit 4(ii) from the Company's Registration Statement on Form SB-2, Registration No. 333-20697.
     (8) Incorporated by reference from Exhibit B and C from the Company's Definitive Proxy Statement filed April 18, 2001.

          (b)  Reports on Form 8-K
                Report on Form 8-K dated January 11, 2002
                Report on Form 8-K dated November 22, 2002.

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

Bridge View Investment Company has one wholly-owned subsidiary, Bridge View Delaware, Inc..

                                   EXHIBIT 23

                          Independent Auditors' Consent

    The Board of Directors
    Bridge View Bancorp :

     We consent to the incorporation by reference in Registration Statement No.333-19741 on Form S-8 of Bridge View Bancorp of our report dated January 31, 2003, relating to the consolidated statements of financial condition of Bridge View Bancorp and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002, which report appears in the Annual Report on Form 10-K of Bridge View Bancorp for the year ended December 31, 2002.

                                                                /s/ KPMG LLP
                                                                ------------
    Short Hills, New Jersey
    March 20, 2003

                                   Exhibit 98

                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

    The undersigned, Albert F. Buzzetti and Michael Lesler hereby jointly certify as follows:

     (a) They are the Chief Executive Officer and the Chief Financial Officer, respectively, of Bridge View Bancorp (the "Company");
     (b) To the best of their knowledge, the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "Report") complies in all material respects with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and
     (c) To the best of their knowledge, based upon a review of the Report, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company

                                    /s/ Albert F. Buzzetti
                                    ----------------------
                                    Albert F. Buzzetti
                                    President and Chief Executive Officer

                                    Date: March 20, 2003

                                    /s/ Michael Lesler
                                    ----------------------
                                    Michael Lesler
                                    Senior Vice President and
                                    Chief Financial Officer

                                    Date: March 20, 2003

                     CERTIFICATIONS PURSUANT TO ITEM 307 OF

                           SEC REGULATIONS S-K AND S-B

    I, Albert F. Buzzetti, President, certify that:

1. I have reviewed this annual report on Form 10-K of Bridge View Bancorp;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ Albert F. Buzzetti
                                          ----------------------
                                          Albert F. Buzzetti
                                          President and Chief Executive Officer

                                          Date: March 20, 2003

                     CERTIFICATIONS PURSUANT TO ITEM 307 OF

                           SEC REGULATIONS S-K AND S-B

    I, Michael Lesler, Senior Vice President, certify that:

1. I have reviewed this annual report on Form 10-K of Bridge View Bancorp;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /s/ Michael Lesler
                                        -------------------
                                        Michael Lesler
                                        Senior Vice President and
                                        Chief Financial Officer

                                        Date: March 20, 2003