Form 10-K/A
BRIDGE VIEW BANCORP
filed 2003-03-24
CIK 1022809

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendments to this Form 10-K/A. (X)

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 5, 2003 was approximately $54,994,000.

The number of shares of the Issuer's Common Stock, no par value, outstanding as of March 5, 2003 was 3,745,002.

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

    Based on these reviews and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K/A for the fiscal year 2002 for filing with the U.S. Securities and Exchange Commission.

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

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    MANAGEMENT

    The following table sets forth information concerning the beneficial ownership of the Common Stock, no par value, as of December 31, 2002, by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the issued and outstanding Common Stock, (ii) each director and nominee for director of the Company, (iii) each executive officer of the Company described in this Form 10-K/A under the caption "Executive Compensation" and (iv) all directors and executive officers of the Company as a group. Other than as set forth in this table, the Company is not aware of any individual or group which holds in excess of 5% of the outstanding Common Stock.


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

    Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 2002, 2001, and 2000...................50

    Consolidated Statements of Cash Flows for the years ended
        December 31, 2002, 2001, and 2000....................................51

    Notes to Consolidated Financial Statements...............................52

    Explanatory Note: This Form 10-K/A contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Such statements are not historical facts and include expressions about management's confidence, strategies, and expectations about new and existing programs, products, relationships, opportunities, technology, and market conditions. These statements may be identified by the use of such words as "believe," "expect," "anticipate," "should," "may," "potential," or similar statements or variations of such terms.
Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations, and business of Bridge View Bancorp, that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, legislative and regulatory conditions, or the development of an interest rate environment which adversely affects Bridge View Bancorp's interest rate margin or other income anticipated from operations and investments. As used in this Form
10-K, "we" and "us" and "our" refer to Bridge View Bancorp and its consolidated subsidiary Bridge View Bank, depending on the context.

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

    Dated : March 24, 2003

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    =========================================

    Name                                 Title                       Date

    /s/ Albert F. Buzzetti
    ---------------------
    Albert F. Buzzetti                   President, Chief            March 24, 2003
                                         Executive Officer and
                                         Director

    /s/ Gerald A. Calabrese
    -----------------------
    Gerald A. Calabrese                  Director                    March 24, 2003


    /s/ Glenn L. Creamer
    --------------------
    Glenn L. Creamer                     Director                    March 24, 2003

    /s/ Mark Metzger
    ----------------
    Mark Metzger                         Director                    March 24, 2003

    /s/ Jeremiah F. O'Connor
    ------------------------
    Jeremiah F. O'Connor                 Director                    March 24, 2003

    /s/ Joseph C. Parisi
    --------------------
    Joseph C. Parisi                     Director                    March 24, 2003

    /s/ John A. Schepisi
    --------------------
    John A. Schepisi                     Director                    March 24, 2003

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

Bridge View Investment Company has one wholly-owned subsidiary, Bridge View Delaware, Inc..

                                   EXHIBIT 23

                          Independent Auditors' Consent

    The Board of Directors
    Bridge View Bancorp :

     We consent to the incorporation by reference in Registration Statement No.333-19741 on Form S-8 of Bridge View Bancorp of our report dated January 31, 2003, relating to the consolidated statements of financial condition of Bridge View Bancorp and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002, which report appears in the Annual Report on Form 10-K/A of Bridge View Bancorp for the year ended December 31, 2002.

                                                                /s/ KPMG LLP
                                                                ------------
    Short Hills, New Jersey
    March 24, 2003

                                   Exhibit 98

                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

    The undersigned, Albert F. Buzzetti and Michael Lesler hereby jointly certify as follows:

     (a) They are the Chief Executive Officer and the Chief Financial Officer, respectively, of Bridge View Bancorp (the "Company");
     (b) To the best of their knowledge, the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002 (the "Report") complies in all material respects with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and
     (c) To the best of their knowledge, based upon a review of the Report, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company

                                    /s/ Albert F. Buzzetti
                                    ----------------------
                                    Albert F. Buzzetti
                                    President and Chief Executive Officer

                                    Date: March 24, 2003

                                    /s/ Michael Lesler
                                    ----------------------
                                    Michael Lesler
                                    Senior Vice President and
                                    Chief Financial Officer

                                    Date: March 24, 2003

                     CERTIFICATIONS PURSUANT TO ITEM 307 OF

                           SEC REGULATIONS S-K AND S-B

    I, Albert F. Buzzetti, President, certify that:

1. I have reviewed this annual report on Form 10-K/A of Bridge View Bancorp;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ Albert F. Buzzetti
                                          ----------------------
                                          Albert F. Buzzetti
                                          President and Chief Executive Officer

                                          Date: March 24, 2003

                     CERTIFICATIONS PURSUANT TO ITEM 307 OF

                           SEC REGULATIONS S-K AND S-B

    I, Michael Lesler, Senior Vice President, certify that:

1. I have reviewed this annual report on Form 10-K/A of Bridge View Bancorp;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /s/ Michael Lesler
                                        -------------------
                                        Michael Lesler
                                        Senior Vice President and
                                        Chief Financial Officer

                                        Date: March 24, 2003